Form 10-Q
period 2021-09-30
AltEnergy Acquisition Corp
filed 2021-12-09
CIK 1852016

QUARTERLY REPORT
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

AltEnergy Acquisition Corp.
(Exact name of registrant as specified in its charter)

001-40984
(Commission File Number)

Delaware	85-2157013
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
600 Lexington Avenue, 9
th
Floor
New York, New York 10022
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (203)
299-1400
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one- half of one redeemable warrant	AEAEU	The Nasdaq Global Market
Class A common stock, par value $0.0001 per share	AEAE	The Nasdaq Global Market
Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	AEAEW	The Nasdaq Global Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒

Yes
    ☐

No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒

Yes    ☐

No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    ☒

Yes    ☐

No
As of December 8, 2021,
23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

ALTENERGY ACQUISITION CORP.
QUARTERLY REPORT ON FORM
10-Q

Part I.	Financial Information		1
	Item 1.	Financial Statements	1
		Balance Sheet as of September 30, 2021 (unaudited)	1
		Statements of Operations for the three months ended September 30, 2021 (unaudited) and for the period from February 9, 2021 (inception) through September 30, 2021 (unaudited)	2
		Statements of Changes in Stockholder’s Equity (Deficit) for the period from February 9, 2021 (inception) through September 30, 2021 (unaudited)	3
		Statement of Cash Flows for the period from February 9, 2021 (inception) through September 30, 2021 (unaudited)	4
		Notes to Financial Statements (unaudited)	5
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
	Item 4.	Controls and Procedures	20
Part II.	Other Information		II-1
	Item 1.	Legal Proceedings	II-1
	Item 1A.	Risk Factors	II-1
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	II-1
	Item 3.	Defaults Upon Senior Securities	II-2
	Item 4.	Mine Safety Disclosures	II-2
	Item 5.	Other Information	II-2
	Item 6.	Exhibits	II-2

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
ALTENERGY ACQUISITION CORP.
BALANCE SHEET
(UNAUDITED)

September 30, 2021
ASSETS
Current asset - Cash	$48,349
Deferred offering costs	405,253

Total Assets	$453,602

LIABILITIES AND STOCKHOLDER’S EQUITY
Accrued operating and formation costs	$16,956
Accrued offering costs	267,801
Related party advances	20,000
Note payable - Sponsor	250,000

Total Liabilities	554,757
Commitments and Contingencies (Note 6)
Stockholder’s Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized 5,750,000 shares issued and outstanding (1)	575
Additional paid-in capital	24,425
Accumulated deficit	(126,155)

Total Stockholder’s Deficit	(101,155)

Total Liabilities and Stockholder’s Deficit	$453,602

(1)
Included an aggregate of up to 750,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements
.

ALTENERGY ACQUISITION CORP.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2021	For the Period from February 9, 2021 (inception) Through September 30, 2021
Formation costs	$40,954	$126,155

Net loss	$(40,954)	$(126,155)

Weighted average shares outstanding , basic and diluted (1)	5,000,000	5,000,000

Basic and diluted net loss per common share	$(0.01)	$(0.03)

(1)
Excludes an aggregate of up to 750,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTENERGY ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)
FOR THE PERIOD FROM FEBRUARY 9, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, February 9, 2021 (inception)	—	$ —	$ —	$ —	$ —
Issuance of Class B common stock to Sponsor (1)	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(34,548)	(34,548)

Balance, March 25, 2021 (audited)	5,750,000	$575	$24,425	(34,548)	9,548
Net loss	—	—	—	(50,653)	(50,653)

Balance, June 30, 2021	5,750,000	575	24,425	(85,201)	(60,201)
Net loss	—	—	—	(40,954)	(40,954)

Balance, September 30, 2021	5,750,000	$575	$24,425	$(126,155)	$(101,155)

(1)
Includes an aggregate of up to 750,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTENERGY ACQUISITION CORP.
STATEMENT OF CASH FLOWS
(UNAUDITED)

For the
Period from
February 9, 2021
(Inception)
Through
September 30,
2021
Cash flows from Operating Activities:
Net loss	$(126,155)
Changes in operating assets and liabilities:
Accrued operating and formation costs	16,956

Net cash used in operating activities	(109,199)

Cash Flows from Financing Activities
Proceeds from Sponsor note	250,000
Proceeds from related party advances	10,000
Payment of deferred offering costs	(127,452)
Proceeds from issuance of Class B common stock to Sponsor	25,000

Net cash provided by financing activities	157,548

Net change in cash	48,349
Cash at beginning of period	—

Cash at end of period	$48,349

Non-cash financing activities:
Deferred offering costs included in accrued offering costs	$267,801

Deferred offering costs paid by related party	$10,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

AltEnergy Acquisition Corp.
Notes to Financial Statement
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND LIQUIDITY
AltEnergy Acquisition Corp. (the “Company”) was incorporated in Delaware on February 9, 2021. The Com
p
any was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 9, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after completion of the Business Combination at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.
The registration statement for the Company’s Initial Public Offering was declared effective on October 28, 2021. On November 2, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $200,000,000, which is described in Note 3.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 12,000,000 warrants (the “Private Placement Warrants”) allocating 11,600,000 warrants to AltEnergy Acquisition Sponsor LLC (the “Sponsor”) and 400,000 warrants to an affiliate of the underwriter at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $12,000,000.
On November 2, 2021, the underwriters
purchased an additional 3,000,000 Units pursuant to the exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $30,000,000. Also, in connection with the exercise of the over-allotment option, the Sponsor purchased an additional 900,000 Private Placement Warrants at a purchase price of $1.00 per warrant.
Following the closing of the Initial Public Offering on November 2, 2021, an amount of $234,600,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.20 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “
Distinguishing Liabilities from Equity
.”
The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.
Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the Public Shares, without the prior consent of the Company.
The holders of the Founder Shares have agreed (a) to waive their redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business
combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.
If the Company has not completed a Business Combination within 18 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account,

including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, disso
l
ve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
The holders of the Founders Shares have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the holders of Founder Shares acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.20 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per public Share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity and Management’s Plan
As of September 30, 2021, and prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time.
The Company has since completed its Initial Public Offering in
November 2, 2021
as described above and in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,”
management believes that the funds which the Company has available following the completion of the Initial Public Offering will enable it to sustain operations for a period of at least one-year
from the issuance date of these financial statements. Accordingly, substantial doubt about the Company’s ability to continue as a going concern as disclosed in previously issued financial statements has been alleviated.

Risks and Uncertainties
Management is currently evaluating the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.
Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, except as disclosed herein, the information included in these financial statements should be read in conjunction with the audited financial statements as of March 25, 2021 filed with the SEC on the Registration Statement on Form S-1 (File No. 333-258594). In the opinion of the Company’s management, the unaudited interim financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2021 and its results of operations and cash flows for the period from February 9, 2021 (inception) through September 30, 2021. The results of operations for the period from February 9, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2021.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the condensed financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts.
Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash e
q
uivalents. The Company did not have any cash equivalents as of September 30, 2021.
Deferred Offering Costs
The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “
Expenses of Offering
.” These costs, together with the underwriting discounts and commissions, will be charged to additional paid in capital upon completion of the Initial Public Offering or charged to operations if the Initial Public Offering is not completed. At September 30, 2021, the Company had deferred offering costs of $405,253. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are charged to stockholder’s equity or the statement of operations based on the relative value of the warrants included as part of the Units and the Private Placement Warrants (if accounted for as liabilities) to the proceeds received from the Units sold upon completion of the Initial Public Offering.
Net Loss per Common Share
Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 750,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). At September 30, 2021, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
Class A common stock subject to possible redemption
The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480
“Distinguishing Liabilities from Equity”.
Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholder’s equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events.

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740,
“Income Taxes.”
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company’s deferred tax assets were deemed to be de minimis as of September 30, 2021.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “
Derivatives and Hedging
.” The Company’s derivative instruments are recorded at fair value as of the closing date of the Initial Public Offering (November 2, 2021) and re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Public Warrants and the Private Placement Warrants are a derivative instrument. As the Public Warrants and the Private Placement Warrants meet the definition of a derivative, the Public Warrants and the Private Placement Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820,
Fair Value Measurement
, with changes in fair value recognized in the statement of operations in the period of change. The fair value of the Public Warrants and the Private Placement Warrants will be estimated using the Monte Carlo simulation model and the modified Black-Scholes model, respectively. The Company’s valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable s
u
ch as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
“
Debt -Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging —Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU
2020-06”)”,
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
upon inception. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $200,000,000. Each Unit consists of one share of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), and one-half of
one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one whole share of Class A Ordinary Shares at a price of $11.50 per share, subject to adjustment.
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 12,000,000 warrants (the “Private Placement Warrants”) allocating 11,600,000 warrants to the Sponsor and 400,000 warrants to an affiliate of the underwriter at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $12,000,000.
A portion of the proceeds from the Private Placement Units was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Units will be worthless.

The Private Placement Warrants (including the shares of Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until
30
days after the completion of an Initial Business Combination, subject to certain exceptions.
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On March 25, 2021, the Sponsor purchased 5,750,000 of the Company’s Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of Founder Shares would equal, on an as-converted
basis, approximately 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. The underwriters having exercised the over-allotment option in full, none of the Founder Shares will be forfeited. (see Note 6)
The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.
An affiliate of B. Riley
 Securities, Inc. (“B. Riley”)
entered into a purchase agreement pursuant to which it purchased from our sponsor an aggregate of 400,000 Founder Shares. The Founder Shares were purchased at a price of $4.00 per Founder Share, or an aggregate purchase price of $1,600,000, which was payable at the time of the closing of our Initial Public Offering. The Founder Shares will be delivered by the sponsor to the affiliate of the underwriter upon consummation of our initial business combination and immediately following the expiration of the transfer restrictions applicable to the Founder Shares.
Promissory Note — Related Party
On March 25, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company borrowed an aggregate principal amount of $250,000. The Promissory Note was non
-interest
bearing and payable on the earlier of (i)

December 31, 2021 or (ii) the consummation of the Initial Public Offering. On September 30, 2021, the outstanding balance pursuant to the Promissory Note was $250,000, which was paid in full with proceeds of the Initial Public Offering.
Advances from Related Parties
Affiliates of the Sponsor advanced funds or paid certain administrative expenses and offering costs on behalf of the Company. These advances are due on demand and are non-interest
bearing. For the period from February 9, 2021 (inception) through September 30, 2021, the related parties advanced $10,000 to the Company and paid an additional $10,000 of offering costs and other expenses on behalf of the Company. As of September 30, 2021, there was $20,000 due to the related parties.

The outstanding balance was repaid by the Company on November 16, 2021.
General and Administrative Services
The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor an aggregate of $15,000 per month for office space, utilities and secretarial, and administrative support services.

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under the Working Ca
p
ital Loans.
Consulting Agreement
The Company and its Chief Financial Officer (“CFO”) entered into a consulting agreement pursuant to which the CFO receives $15,600 per month for services rendered, commencing February 1, 2021, through the closing of our initial business combination. For the period from February 9, 2021 (date of inception)

through September 30, 2021, the Company
recorded $124,800 of compensation for services provided. As of September 30, 2021, there was no balance due to the CFO.
Limited Payments
The Company has agreed to pay its Chief Operating Officer and CFO a one-time
fee of $300,000 and $150,000, respectively, upon the consummation of the initial business combination.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up
restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The Company granted the underwriters a
45-day
option from the date of Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments at the Initial Public Offering price less the underwriting discounts and commissions.
The underwriters were
paid
a cash underwriting discount of $0.20 per Unit, or $4,600,000 upon the closing of the Initial Public Offering. In addition, the underwriters are
entitled to a deferred fee of $0.35 per Unit, or $8,050,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On November 2, 2021, the underwriters purchased an additional 3,000,000 Units pursuant to the exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $30,000,000. Also, in connection with the exercise of the over-allotment option, the Sponsor purchased an additional 900,000 Private Placement Warrants at a purchase price of $1.00 per warrant.
NOTE 7. STOCKHOLDER’S DEFICIT
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.
Class
 B Common Stock
— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding, including 750,000 shares subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised in full or in part.
Because the underwriters exercised the over-allotment option in full, none of the shares of Class B common stock were forfeited.
Only holders of the Class B common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required bylaw. In connection with our initial business combination, we may enter into a stockholders agreement or other arrangements with the stockholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of this offering.
The shares of Class B common stock will automatically convert into Class A common stock at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one
basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted
basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of shares of Class A common stock redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination.
NOTE 8. WARRANT LIABILITIES
As of September 30, 2021, there were no warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A common stock is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.
The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:
in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder; and

•
if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the Public Warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

The
Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable,
except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 8. SUBSEQUENT EVENTS
The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement were issued. Based upon this review, other than as described in these notes to the condensed financial statements in relation to the Initial Public Offering, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
.
The following discussion and analysis of the Company’s financial condition and results of operations of AltEnergy Acquisition Corp. (the “Company”) should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report (the “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report includes forward-looking statements. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the Risk Factors section of our final prospectus for our Public Offering, filed with the Securities and Exchange Commission (“SEC”) on November 1, 2021, and in our other SEC filings. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward- looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”).
We intend to effectuate an Initial Business Combination using cash from the proceeds of our initial public offering (the “Public Offering”) that closed on November 2, 2021 (the “Closing Date”) and the private placement warrants sold in a private placement (the “Private Placement Warrants”) that closed on the Closing Date and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt.
Our business activities from inception to September 30, 2021 consisted primarily of our preparation for our Public Offering that was completed on November 2, 2021 and, since the Closing Date, identification and evaluation of prospective acquisition targets for an Initial Business Combination.
At September 30 2021, we had cash of $48,349 and current liabilities of $554,757. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.
Results of Operations
For the three months ended September 30, 2021, we had a net loss of $40,954 and for the period from February 9, 2021 (inception) through September 30, 2021, we had a net loss of $126,155. Our net loss for the three months ended September 30 2021, and the period from February 9, 2021 (inception) through September 30, 2021, respectively, consisted solely of formation costs. There were no operations of the Company during the three months ended September 30, 2021 or the period from February 9, 2021 (inception) through September 30, 2021.

Liquidity and Capital Resources
Until the closing of the Public Offering, our only source of liquidity was an initial sale of shares (the “Founder Shares”) of Class B common stock, par value $0.0001 per share, to our sponsor, AltEnergy Acquisition Sponsor, LLC, a Delaware limited liability company (the “Sponsor”), and the proceeds of a promissory note (the “Note”) from the Sponsor, in the amount of $250,000. The Note was repaid in full upon the closing of the Public Offering.
At September 30, 2021 we had cash of $48,349 and a working capital deficit of $506,408.
We completed the sale of 23,000,000 units (the “Public Units”) at an offering price of $10.00 per unit in the Public Offering including 3,000,000 units at the initial public offering price less the underwriting discounts and commissions pursuant to the full exercise of the underwriters’ over-allotment option. On the Closing Date, simultaneously with the consummation of the Public Offering, we consummated the private placement (the “Private Placement”) of an aggregate of 12,000,000 Private Placement at a price of $1.00 per Private Placement Warrant, to the Sponsor and B. Riley Principal Investments, LLC (“BRPI”). The Sponsor subscribed to purchase an aggregate of 11,600,000 Private Placement Warrants and BRPI subscribed to purchase an aggregate of 400,000 Private Placement Warrants. The sale of the Public Units generated gross proceeds of $230,000,000, less underwriting commissions of $4,600,000 and other offering costs of $530,022. The Private Placement Warrants generated $12,000,000 of proceeds.
Each Public Unit consists of one share of our Class A common stock, $0.0001 par value (each a “Public Share”), and one-half
of one redeemable warrant, with each whole warrant exercisable for one share of Class A common stock (each, a “Warrant” and, collectively, the “Warrants”). One Warrant entitles the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share.
Of the proceeds of the Public Offering and the Private Placement aggregating $242,000,000, $234,600,000 were deposited in a trust account (the “Trust Account”). Income on the funds held in the Trust Account may be released to us to pay our franchise and income taxes.
We do not believe we will need to raise additional funds other than the funds raised in the Public Offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our shares of Class A common stock upon completion of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such business combination (including from our affiliates or affiliates of our Sponsor).
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities which would be considered off-balance
sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements.
We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial
agreements involving assets.

Contractual Obligations
At September 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On October 28, 2021, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $15,000 per month for office space, utilities and secretarial, and administrative support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.
Pursuant to the Underwriting Agreement with B. Riley Securities, Inc., upon the consummation of our Initial Business Combination, we will pay B. Riley Securities, Inc. a cash fee in an amount equal to 3.5% of the gross proceeds of the Public Offering (exclusive of any applicable finders’ fees which might become payable). No fee will be due if we do not complete an Initial Business Combination.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:
Net Loss per Common Share
Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 750,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. At September 30, 2021, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
Class A common stock subject to possible redemption
The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480
“Distinguishing Liabilities from Equity”.
Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholder’s equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events.
Warrant Instruments
The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “
Derivatives and Hedging
” whereby under that provision the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the Public Warrants and the Private Placement Warrants will be estimated using an internal valuation model. The Company’s valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “
Debt -Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)”,
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 upon inception. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s balance sheet.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of September 30, 2021, we were not subject to any market or interest rate risk.
We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
14q-15€ and
15d-15€ under
the Exchange Act were effective.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Risk Factors section of our final prospectus filed with the Securities and Exchange Commission (“SEC”) on November 1, 2021 (“Prospectus”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On November 2, 2021, simultaneously with the closing of our initial public offering (the “Public Offering”), we completed the private sale of 12,000,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, to the Sponsor and B. Riley Principal Investments, LLC (“BRPI”), generating gross proceeds to us of $12,000,000. The Private Placement Warrants are substantially identical to the public warrants included in the units sold in the Public Offering, except they are not transferable, assignable or salable (except to certain permitted transferees) until 30 days after the completion of our Initial Business Combination. The Private Placement Warrants are also not redeemable by us so long as they are held by our Sponsor, BRPI or their permitted transferees, and they may be exercised by our Sponsor, BRPI and their permitted transferees on a cashless basis. The Private Placement Warrants were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).
Use of Proceeds
On November 2, 2021, we consummated the Public Offering of 23,000,000 units (“Units”). Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), and one-half
of one redeemable warrant (“Warrants”) of the Company. Each whole Warrant entitles the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, and only whole Warrants are exercisable. The Warrants will become exercisable on the later of 30 days after the completion of our Initial Business Combination and 12 months from the closing of the Public Offering and will expire five years after the completion of our Initial Business Combination or earlier upon redemption or liquidation.
The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $230,000,000. B. Riley Securities, Inc. served as the sole book-running manager for the offering. The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form
S-1
(No.
333-
258594). The SEC declared the registration statements effective on October 28, 2021.
We paid a total of $4,600,000 in underwriting discounts and commissions and $530,022 for other costs and expenses related to the Public Offering. B. Riley Securities, Inc., an underwriter in the Public Offering received a portion of the underwriting discounts and commissions related to the Public Offering. After deducting the underwriting discounts and commissions and incurred offering costs, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants were approximately $236,765,000, of which $234,600,000 (or $10.20 per unit sold in the Public Offering) was placed in a trust account (“Trust Account”). We also repaid $250,000 in noninterest bearing loans made to us by our Sponsor to cover expenses related to the Public Offering. Other than as described above, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

II-1

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits.

Exhibit No.	Description
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.CAL*	Inline XBRL Taxonomy Extension Schema Document

101.SCH*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Furnished.

II-2

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTENERGY ACQUISITION CORP.

By:	/s/ Russell Stidolph
	Name:	Russell Stidolph
	Title:	Chief Executive Officer
(principal executive officer)

By:	/s/ Jonathan Darnell
	Name:	Jonathan Darnell
	Title:	Chief Financial Officer
(principal financial officer)
Dated: December 8, 2021

II-3