Form 10-K
period 2021-12-31
AltEnergy Acquisition Corp
filed 2022-03-15
CIK 1852016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number:
001-40984

ALTENERGY ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-2157013
(State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

600 Lexington Avenue 9th Floor New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)
(203)
299-1400
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	AEAEU	The Nasdaq Global Market
Class A common stock, par value $0.0001 per share	AEAE	The Nasdaq Global Market
Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	AEAEW	The Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation
S-K
(Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K
or any amendment to this Form
10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act. (Check one):

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
of the Exchange Act).    Yes  ☒    No  ☐
The Registrant was not a public company at June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting
common equity held by
non-affiliates
at such date. The Registrant’s units began trading on The Nasdaq Global Market on October 29, 2021 and the Registrant’s Common Stock began separate trading on The Nasdaq Global Market on December 13, 2021. The aggregate market value of the Registrant’s Common Stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at December 31, 2021, computed by reference to the closing price of the units reported on The Nasdaq Global Market on such date, was $226,550,000.
As of March
11
, 2022, 23,000,000 shares of Class A common stock, par value $0.0001, and 5,750,000 shares of Class B common stock, $0.0001 par value, were issued and outstanding.
Documents Incorporated by Reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR
SUMMARY
Certain statements in this annual report on Form
10-K
(this “Form
10-K”)
may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form
10-K
may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•
our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•
our ability to consummate an initial business combination due to the uncertainty resulting from the
COVID-19
pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account (as described below) or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.
The forward-looking statements contained in this Form
10-K
are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Form
10-K
entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I
References in this report to “we,” “us” or the “Company” refer to AltEnergy Acquisition Corp.. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to AltEnergy Acquisition Sponsor, LLC, a Delaware limited liability company and an affiliate of Russell Stidolph, our Chief Executive Officer.

Item 1.	Business.
Introduction
AltEnergy Acquisition Corp. is a newly incorporated blank check company formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction with one or more businesses, which we refer to throughout this Registration Statement on Form
10-K
as our initial business combination. While we may pursue an initial business combination in any industry, we intend to focus our efforts on businesses that leverage our management team’s experience in acquiring and operating businesses that are involved in renewable energy or related clean technology, which we refer to as the alternative energy sector. We intend to focus on the significant opportunities we believe will result from the ongoing transformation of the energy ecosystem and the macro trends related to electrification and decarbonization – global changes which Bloomberg Energy Finance (BNEF) projects will require an investment of between
$78-$130
trillion through 2050. Specifically, we believe that select companies will represent opportunities stemming from these vast capital flows, and the best of these companies will provide exceptional high-growth investment opportunities. We have reviewed, and continue to review, a number of opportunities to enter into a business combination, but we are not able to determine at this time whether we will complete a business combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.
On November 2, 2021, we consummated our initial public offering (the “initial public offering”) of 23,000,000 units (the “Units”), including 3,000,000 Units sold pursuant to the exercise by the underwriters of their over-allotment option.. Each Unit consists of one share of Class A common stock, par value $0.0001 per share (“Class A Common Stock”) and one-half
of one redeemable warrant (“Warrants”), each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000. The Company granted the underwriters a
45-day
option from the date of initial public offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the initial public offering price less the underwriting discounts and commissions.
On November 2, 2021, simultaneously with the consummation of the initial public offering, we consummated a private placement (“the private placement”) of an aggregate of 12,000,000 warrants (the “private placement warrants”) at a price of $1.00 per private placement warrant, to the Sponsor and B. Riley Principal Investments, LLC (“BRPI”) an affiliate of B. Riley Securities, Inc. (“B. Riley”), an underwriter in the initial public offering, generating total gross proceeds of $12,000,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Prior to the consummation of the initial public offering, on March 25, 2021, we issued an aggregate of 5,750,000 shares (the “founder shares”) of the Company’s Class B common stock for an aggregate purchase price of $25,000. The founder shares included an aggregate of up to 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of founder shares would equal, on an as-converted
basis, approximately 20% of the Company’s issued and outstanding shares of common stock after the initial public offering. The underwriters having exercised the over-allotment option in full, none of the founder shares were forfeited.
We paid a total of $4,600,000 in underwriting discounts and commissions and $635,000 for other costs and expenses related to the initial public offering. B. Riley received a portion of the underwriting discounts and commissions related to the initial public offering. After deducting the underwriting discounts and commissions and incurred offering costs, the total net proceeds from our initial public offering and the sale of the private placement warrants were approximately $236,765,000, of which $234,600,000 (or $10.20 per unit sold in the initial public offering) was placed in a U.S.-based trust account (the “trust account”) at Morgan Stanley, maintained by Continental Stock Transfer & Trust Company, acting as trustee. We also repaid $250,000 in noninterest bearing loans made to us by our Sponsor to cover expenses related to the initial public offering. Other than as described above, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.
Effecting Our Initial Business Combination
General
We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the sale of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into prior to and in connection with our initial business combination), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.
If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A Common Stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.
We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.
Market Opportunity
Flowing from our three inflection points – renewables transformation, electrification, and decarbonization – we see huge opportunities in five already established or rapidly developing alternative energy market subsectors:
Renewable Technology Adoption
 and Applications:
With renewables set to attract $12 trillion of global investment in new energy generation capacity between 2020 and 2050 (80% of the total), tremendous profits will be earned by companies that outperform I Squared in scaling this build out or improving its efficiency. We expect these companies to include winners in next-generation photovoltaics, power electronics, renewables-powered infrastructure (data centers, desalination, urban agriculture, hydrogen production, etc.), and electrification enabling technology. For example, industries identified as targets for electrification by the National Renewable Energy Laboratory currently burn $28 billion annually in oil and gas fuel for thermal processes and electric power.
Grid Optimization:
Simply maintaining the global power grid will require $5.8 trillion of investment capital through 2050, with an additional $8.2 trillion needed for growth and adaptation to the new energy ecosystem. We will seek opportunities to tap this growth with companies focused on building out the “last mile” of power on the network, existing transmission optimization and bulk storage at utility scale and/or longer durations, and new technologies and commercial approaches to managing the
EV-Grid
Interface as EV’s take over the mobility landscape.
Distributed Energy Resources (DERs) Smart Grid Technologies:
A total of $3.5 trillion of global cumulative revenue from DER capacity growth is forecast to be earned between 2019 and 2028. Investment opportunities in this theme include companies providing energy storage technology and services, distributed generation, virtual power plants, and demand response.
Alternative Fuels:
At $136 billion in 2019 global production, biofuels are an established and significant market. While in its infancy, the hydrogen economy has potential to dwarf that. With strong and comprehensive policy in place, Bloomberg estimates that economic incentives could drive up to $11 trillion of investment in new technologies and infrastructure for the production, storage and transport of hydrogen, generating $700 billion in annual hydrogen sales by 2050.
Decarbonization:
Driven by the global imperative to reduce atmospheric CO2, business and governmental leaders worldwide have identified carbon capture and storage (CCS) as a direct way to achieve climate goals. An estimated $2.5 trillion of investment capital would be required to meet the potential of these technologies recognized in the Paris Agreement. Carbon scrubbing and geologic storage are two activities that already have found some economic application. We will consider investment in companies that can apply existing or emerging technologies to create attractive commercial opportunities in innovative ways (for example, linking CCS to SMR hydrogen production).
Deep Universe of Targets
:
Overall we believe our leadership team’s broad and deep experience lends itself to sourcing opportunities from a large universe of companies that deliver business solutions in sustainable infrastructure and technology, and that would benefit from access to the public markets and the diverse skill set of our management team. We intend to focus on evaluating established companies with leading competitive positions. We believe the anticipated growth in renewable energy technologies, electrification, and decarbonization will present a substantial number of actionable opportunities with the required scale that fit our acquisition criteria.
Business Strategy
Our business strategy is to identify, acquire and maximize the value of a company operating in the alternative energy space. We expect to develop our pipeline of opportunities for a potential business combination through our team’s extensive years of experience, and our wide-reaching network of deep relationships with industry executives, board members, venture capital and private equity firms, investment bankers, lawyers, investors and other service providers to businesses in our target sectors. We will seek opportunities that can benefit from our management team’s expansive experiences and unparalleled capabilities to create value for our stockholders.
We intend to focus our efforts on opportunities where our domain knowledge, strategic vision, operating expertise, relationships and capital markets experience can enhance the growth and competitive position of the target company. We intend to identify and execute an initial business combination within the alternative energy space in United States, although we may pursue targets in any business, industry, sector, or geographical location. We believe our team’s experience allows us to evaluate targets in industries such as of emerging renewable technologies and applications (i.e. next-generation solar PV and power technologies, renewables-powered infrastructure, and electrification enablers), grid optimization (i.e. last mile distribution, transmission optimization, bulk storage, and
EV-to-grid
(EV2G) interfaces), distributed energy resources and smart technologies (i.e. distributed generation and storage, virtual power plants, and demand response), alternative fuels (i.e. renewable hydrogen, biofuels), and carbon capture and storage (i.e. carbon scrubbing and geological storage). We believe that our strategy of investing in alternative energy -focused businesses and the significant experience of our management team and affiliates of our sponsor focusing on alternative energy investments positions us well to build shareholder value while simultaneously balancing stakeholder interests.
Our team has an extensive history of investing in successful business platforms through identifying the most compelling inflection points across the value chain. Our team also has a long and successful history of mentoring executives, developing operational talent and building profitable businesses over time. Our team takes a highly active Board-level role with targets, creating commercial and strategic opportunities to unlock value. Our team, as well as our independent directors and advisors, were early participants in renewable energy sectors and have a deep understanding of what it takes to scale product offerings and grow lifetime stakeholder value in competitive, growing markets. We believe that our track record will present a compelling rationale to prospective targets, further bolstering the proprietary deal flow.
Our Acquisition Criteria
Consistent with our investment philosophy and business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective targets for our initial business combination. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target that does not meet these criteria and guidelines. We intend to acquire target businesses that we believe:

•
Start with large addressable market:
We will screen companies for their total and addressable market size (TAM) and also serviceable addressable market (SAM), excluding target candidates with SAMs under $1 billion. We will focus on businesses that we believe fall comfortably in a
$2-$10billion
TAM/SAM range. Factors we will consider in making TAM/SAM judgments will include i) geography, ii) competition, both from competing technology and solutions, and from countries with low costs of production and aggressive trade practices, and iii) slower than expected rates of market development.

•
Proven technology or business model:
We will seek companies that have developed products or services based on proven technology or business models, which can offer better solutions with greater profitability than incumbent solutions, but for a variety of reasons have not yet reached mass adoption. These reasons may include lack of capital, experience, market relationships, manufacturing expertise, and track record to have transitioned to mass production and robust commercial operation.

•	Clear path to profitability: We intend to select a target which by working with management has a clearly defined path to profitability.

•
Have a defensible market position:
We will seek to acquire a business that has a defensible position within a specific market because of its differentiated technology, economies of scale, defined barriers to entry, brand strength, distribution capabilities, vertical integration, or other competitive advantages.

•
Have a strong management team:
We will seek to partner with management teams that are aligned with our commitment to generate positive impact and financial value. Where necessary, we may also look to complement and enhance the capabilities of the target business’ management team.

•
Would Benefit Uniquely from our Capabilities:
We will seek to acquire a business where the collective capabilities of our management and sponsor can be leveraged by the target and its management to further augment its performance, growth or industry position.

•
Are Sourced Through our Proprietary Channels:
We will aim to utilize unique networks and insights that our management team has built in the renewables sector for sourcing a business combination. This includes but is not limited to, alternative energy companies with which we have interacted within the past (unrelated to us), developers, investment banks, EPC firms, IPPs, scientists / academics, utilities, consultants, lawyers and more.

•	Have an Attractive Financial Profile: We will seek to acquire a business that has significant revenue growth potential combined with long-term defensible attractive margins.

•
Have the Potential to Grow Organically or Through Additional Acquisitions
: We will seek to acquire a business that has the potential to grow both organically through market expansion or increased market share as well as through external acquisitions.

•
Have sustainability focused operations:
We will focus on businesses which have the potential to help address the global challenges related to renewables adoption and integration, energy technology improvements and decarbonization. We will focus on, but not be limited to businesses addressing emerging renewable technologies and applications, grid optimization, DERs and smart grid technology, alternative fuels and carbon captures and storage spaces.

•
Will benefit from access to the public markets:
We will seek to acquire a business that would benefit from better access to capital, an expansion of its investor base, or other benefits of becoming a public company.

The criteria set forth above are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.
Structuring our Initial Business Combination
As required by Nasdaq rules, our initial business combination will be approved by a majority of our independent directors. Nasdaq rules also require that we must complete our initial business combination with one or more businesses that together have an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% fair market value test. Our board of directors will make the determination as to the fair market value of our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of our satisfaction of the 80% fair market value test, as well as the basis for our determinations. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or another independent entity that commonly renders valuation opinions with respect to the satisfaction of the 80% fair market value test. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects.
We may structure our initial business combination either (i) in such a way so that the post transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the “Investment Company Act.” Even if the post transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.
In evaluating prospective business combinations, we expect to conduct a thorough due diligence review process that may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s transactional, financial, managerial and investment experience.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with the Sponsor or our officers or directors or from entering into an agreement with our Sponsor, officers or directors or their affiliates with respect to the operation of any business we acquire in connection with the initial business combination. In the event we seek to complete our initial business combination with a company that is affiliated with the Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that our initial business combination is fair to our company from a financial point of view.
Redemption rights for holders of public shares upon consummation of the initial business combination
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.20 per public share. The per-share
amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. The redemption rights may include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares held by them and any public shares held by them in connection with the completion of our initial business combination or otherwise.
Manner of conducting redemptions
We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirements. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation: (a) conduct the redemptions pursuant to Rule
13e-4
and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and (b) file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.
Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule
10b5-1
to purchase shares of our Class A Common Stock in the open market, in order to comply with Rule
14e-5
under the Exchange Act.
In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule
14e-1(a)
under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.
If, however, stockholder approval of the transaction is required by law or stock exchange listing requirements, or we decide to obtain stockholder approval for business or other reasons, we will: (a) conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and (b) file proxy materials with the SEC.
If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased during or after the initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes
will have no effect on the approval of our initial business combination once a quorum is obtained.
We intend to give prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.
We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public stockholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates delivered, or shares tendered electronically, by public stockholders who elected to redeem their shares.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A Common Stock submitted for redemption will be returned to the holders thereof.
Limitation on redemption rights of stockholders holding 20% or more of the shares sold in our initial public offering if we hold stockholder vote
Notwithstanding the foregoing redemption rights, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the shares sold in the initial public offering, without our prior consent. We believe the restriction described above will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 20% of the shares sold in the initial public offering could threaten to exercise its redemption rights against an initial business combination if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem to no more than 20% of the shares sold in the initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including all shares held by those stockholders that hold more than 20% of the shares sold in the initial public offering) for or against our initial business combination.
Redemption rights in connection with proposed amendments to our certificate of incorporation
Our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial
business combination activity (including the requirement to deposit proceeds of the initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the Delaware General Corporation Law, or DGCL, or applicable stock exchange.
Redemption of public shares and distribution and liquidation if no initial business combination
Our amended and restated certificate of incorporation provides that we will have only 18 months from the closing of our initial public offering to complete our initial business combination. If we do not complete our initial business combination within such 18 month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the
18-month
time period.
Competition
In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.
Employees
We currently have three officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.
Available Information
Our executive offices are located at 600 Lexington Avenue, 9th Floor, New York, New York, and our telephone number is (203)
299-1400.
Our corporate website address is https://altenergyacquisition.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this annual report. You should not rely on any such information in making your decision whether to invest in our securities.
We are required to file Annual Reports on Form
10-K
and Quarterly Reports on Form
10-Q
with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form
8-K.
In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us.

Item 1A.	Risk Factors.
In addition to the factors discussed elsewhere in this Report, the following risks and uncertainties could materially and adversely affect the Company’s business, financial condition, results of operations, and cash flows. Additional risks and uncertainties not presently known to the Company also may impair the Company’s business operations and financial condition. Under our amended and restated certificate of incorporation, we may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation or on our initial business combination or that would entitle holders thereof to receive funds from the trust account. Our initial stockholders will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and have the discretion to vote in any manner they choose. Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the initial public offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A Common Stock upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. Our Sponsor, officers and directors have entered into a letter agreement with us pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.
Risk Factors
An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not known to us or that we consider immaterial as of the date of this Form
10-K.
The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment.
Risks Relating to Searching for and Consummating a Business Combination
Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
We may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete.
If we seek stockholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
Pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, as well as any public shares purchased during or after the initial public offering (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares and private shares, we would need only 7,500,001, or approximately 37.5% (assuming all outstanding shares are voted), or 1,250,001, or approximately 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 20,000,000 public shares sold in the initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming the over-allotment option is not exercised). Our initial stockholders owned shares representing 20% of our outstanding shares of common stock immediately following the completion of the initial public offering (not including the shares of Class A common stock underlying the private placement warrants). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our sponsor, officers and directors to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.
At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete an initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the initial business combination, unless we seek such stockholder vote.
Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.
We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issuance of Class A shares on a greater than one-to-one
basis upon conversion of the Class B common stock at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share
value of shares held by
non-redeeming
stockholders will reflect our obligation to pay the deferred underwriting commissions.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination within 18 months from the closing of the initial public offering. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus
(COVID-19)
pandemic and the status of debt and equity markets.
The
COVID-19
pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to
COVID-19
continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which
COVID-19
impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of
COVID-19
and the actions to contain
COVID-19
or treat its impact, among others. If the disruptions posed by
COVID-19
or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.
In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing, which may be impacted by
COVID-19
and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.
If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or public warrants in such transactions.
Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares, which may include the requirement that a beneficial holder must identify itself. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.
We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share upon our liquidation.
As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination.
If the net proceeds of the initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the next 18 months, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the next 18 months, assuming that our initial business combination is not completed during that time. We believe that, upon the closing of the initial public offering, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 18 months; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.
If the net proceeds of the initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for an initial business combination, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.
Of the net proceeds of the initial public offering and the sale of the private placement warrants, only approximately $2,165,000 will be available to us initially outside the trust account to fund our working capital requirements. In the event that our offering expenses exceed our estimate of $635,000, we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. The amount held in the trust account will not be impacted as a result of such increase or decrease. Conversely, in the event that the offering expenses are less than our estimate of $635,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.20 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.
Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.
In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.
The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.
In addition, after completion of any initial business combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims
(“run-off
insurance”). The need for
run-off
insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.
Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
We will seek to complete a business combination with an operating company in the Energy industry in the United States (which may include a company based in the United States with operations or opportunities outside the United States), but may also pursue acquisition opportunities in other industries, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
Past performance by members of our management team may not be indicative of future performance of an investment in us or in the future performance of any business that we may acquire.
Past performance by members of our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of members of our management team’s performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.
We may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.
Although we intend to focus on identifying companies in the Energy industry, we will consider an initial business combination outside of our management’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in one of these industries after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the initial public offering than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Registration Statement on Form
10-K
regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.
Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.
To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.
We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.
Unless we complete our initial business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.
Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.20 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.
We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man
insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.
Although we have no commitments as of the date of this Registration Statement on Form
10-K
to issue any notes or other debt securities, or to otherwise incur outstanding debt following the initial public offering, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share
amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt.
We may only be able to complete one business combination with the proceeds of the initial public offering and the sale of the private placement warrants received by us, which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.
Of the net proceeds from the initial public offering and the sale of the private placement warrants, $234,600,000 will be available to complete our initial business combination and pay related fees and expenses (which includes $8,050,000 for the payment of deferred underwriting commissions). We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry.

Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.
We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.
We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.
We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.
To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our stockholders do not agree.
Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.
In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.
In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending provisions in our amended and restated certificate of incorporation that relate to our pre-initial
business combination activity will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 50% of the then outstanding public warrants and, solely with respect to any amendment to the terms of the private warrants or any provision of the warrant agreement with respect to the private warrants, 50% of the number of the then outstanding private warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity. To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.
The provisions of our amended and restated certificate of incorporation that relate to our pre-initial
business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial
business combination activity (including the requirement to deposit proceeds of the initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our initial stockholders, who collectively beneficially owned, on an as converted basis, 20.0% of our common stock upon the closing of the initial public offering, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial
business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.
Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the initial public offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay taxes, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.
We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.
We have not selected any specific business combination target but intend to target businesses larger than we could acquire with the net proceeds of the initial public offering and the sale of the private placement warrants. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.20 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our taxes on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we do not complete our initial business combination, our public stockholders may only receive approximately $10.20 per share on the liquidation of our trust account, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.20 per share,” under certain circumstances our public stockholders may receive less than $10.20 per share upon the liquidation of the trust account.
Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.
Upon the closing of the initial public offering, our initial stockholders owned, on an as converted basis, 20.0% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by certain of our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.
Unlike many other similarly structured blank check companies, our initial stockholders will receive additional shares of Class A common stock if we issue shares to consummate an initial business combination.
The founder shares will automatically convert into Class A common stock at the time of our initial business combination, or earlier at the option of the holders, on a one-for-one
basis, subject to adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued in excess of the amounts offered in the initial public offering and related to the closing of the initial business combination, the ratio at which founder shares shall convert into Class A common stock will be adjusted so that the number of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted
basis, 20% of the total number of all outstanding shares of common stock upon completion of the initial business combination, excluding the shares of Class A common stock underlying the private placement warrants and any shares or equity-linked securities issued, or to be issued, to any seller in the business combination and any private placement-equivalent units issued to our sponsor or its affiliates upon conversion of loans made to us. This is different from most other similarly structured blank check companies in which the initial stockholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination. Additionally, the aforementioned adjustment will not take into account any shares of Class A common stock redeemed in connection with the business combination. Accordingly, the holders of the founder shares could receive additional shares of Class A common stock even if the additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued solely to replace those shares that were redeemed in connection with the business combination. The foregoing may make it more difficult and expensive for us to consummate an initial business combination.

Our public warrants, founder shares and private placement warrants (including the securities contained therein) may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.
We issued warrants to purchase 11,500,000 shares of our Class A common stock at a price of $11.50 per share (subject to adjustment as provided herein), as part of the units offered by the initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 12,000,000 private warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share, subject to adjustment as provided herein.
Our initial stockholders currently own an aggregate of 5,750,000 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one
basis, subject to adjustment as set forth herein. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. To the extent we issue shares of Class A common stock to effectuate an initial business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the initial business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.
A provision of our warrant agreement may make it more difficult for us to complete an initial business combination.
Unlike most blank check companies, if (i) we issue additional common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per common stock, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, respectively. This may make it more difficult for us to consummate an initial business combination with a target business.
Our warrants are expected to be accounted for as a warrant liability and will be recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Common Stock or may make it more difficult for us to consummate an initial business combination.
We issued 11,500,000 warrants as part of the units offered by the initial public offering and, simultaneously with the closing of the initial public offering, we issued in a private placement, 12,000,000 private placement warrants. We expect to account for both the warrants underlying the units offered by the initial public offering and the private placement warrants as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated
for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public warrants and the private placement warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a liability, which may make it more difficult for us to consummate an initial business combination with a target business.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.
If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.
If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles and challenges in collecting accounts receivable;

•	tax issues, including but not limited to tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	cultural and language differences;

•	employment regulations;

•	data privacy;

•	changes in industry, regulatory or environmental standards within the jurisdictions where we operate;

•	public health or safety concerns and governmental restrictions, including those caused by outbreaks of pandemic disease such as the COVID-19 pandemic;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States; and

•	government appropriations of assets.
We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

We may face risks related to businesses in the Energy Industry
Business combinations with companies in the alternative energy sector, which we broadly define as consisting of all companies the business of which results, directly or indirectly, in the reduction of CO
2
 and other greenhouse gases into the atmosphere that would otherwise have occurred, entail certain risks. If we are successful in completing a business combination with such a target business, in addition to risks associated with businesses generally, we may be subject to, and possibly adversely affected by, among others, the following risks:

•
governmental or regulatory actions in any or all of our chosen markets, even if well intentioned, could have an immediate and dramatic effect on our business operations and opportunities; these effects could include:

•	reduction in incentives or repeal of facilitative policies that promote alternative energy products and services;

•	crowding out of opportunities for private capital deployment through large-scale public investment;

•
adoption of burdensome or problematic governmental regulations and policies concerning renewable energy that discourage or interfere with energy development, electricity pricing and the processes for interconnecting electricity generation or obtaining governmental approval for our products and/or business operations;

•	subsidization of less competitive forms of energy or related technologies that that enjoy strong political support that compete with our business; and

•
substantial investments for infrastructure changes may be required for industry growth, but may not be forthcoming, including for electricity transmission and distribution upgrades, additional storage facilities, advancement of technologies and updates to the electric grid.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the Energy industry. Accordingly, if we acquire a target business in another industry, these risks we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.
Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.
Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off
assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash
items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing
debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their securities.
Our management may not be able to maintain control of a target business after our initial business combination.
We may structure an initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.
We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.
When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.
Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Risks Relating to Conflicts of Interest of our Officers, Directors and Others
Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.
Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.
Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.
Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business.
Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.
Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us, including the formation or participation in one or more other blank check companies. Accordingly, such persons or entities may have a conflict between their interests and ours.
We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.
In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers or directors. Our directors also serve as officers and board members for other entities. Our sponsor and our directors and officers may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our company from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.
We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred commissions that will be released from the trust only on a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination.
We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.
Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
On March 25, 2021, our sponsor purchased an aggregate of 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. An affiliate of B. Riley purchased from our sponsor an aggregate 400,000 founder shares. The founder shares were purchased at a price of $4.00 per founder share, or an aggregate purchase price of $1,600,000, which was payable at the time of the closing of the initial public offering. The founder shares will be delivered by the sponsor to the underwriters upon consummation of our initial business combination and immediately following the expiration of the transfer restrictions applicable to the founder shares. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor and certain of the underwriters purchased 12,000,000 private placement warrants at a price of $1.00 per private placement warrant. Among the private placement warrants, 11,600,000 were purchased by our sponsor at a price of

$1.00 per warrant, and 400,000 warrants were purchased by B. Riley or its affiliates at a price of $1.00 per warrant. The private placement warrants will also be worthless if we do not complete an initial business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director, and we may pay our sponsor, officers, directors and any of their respective affiliates fees and expenses in connection with identifying, investigating and completing an initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.
Risks Relating to Our Securities
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.
If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.
We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 18 months from the closing of the initial public offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the
COVID-19
pandemic continues both in the U.S. and globally and, while the extent of the impact of the
COVID-19
pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the
COVID-19
pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.
If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.20 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.20 per share” and other risk factors.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity and (iii) the redemption of our public shares if we do not complete an initial business combination within 18 months from the closing of the initial public offering, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
There is currently no market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.
There is currently no market for our securities. Stockholders therefore have no access to information about prior market history on which to base their investment decision. Following the initial public offering, the price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the
COVID-19
pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases). Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.
Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our units, Class A common stock and warrants are listed on the Nasdaq Global Market (“Nasdaq”). We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum number of holders of our securities (generally 400 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share and we would be required to have a minimum of 400 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our Class A common stock. We cannot assure you that we will be able to meet those initial listing requirements at that time.
If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter
market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A common stock and warrants will be listed on Nasdaq, our units, Class A common stock and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 20% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 20% of our Class A common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in the initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.20 per share.
Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we do not complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share
redemption amount received by public stockholders could be less than the $10.20 per share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.
In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.20 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.20 per share.
We may not have sufficient funds to satisfy indemnification claims of our directors and officers.
We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and not to seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.
If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share
amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share
amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share
redemption amount received by public stockholders may be less than $10.20 per share.
The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata
share of the proceeds held in the trust account, plus any interest income, net of taxes payable (less, in the case we are unable to complete our initial business combination, up to $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share
redemption amount received by public stockholders may be less than $10.20 per share.
If we have not completed an initial business combination within 18 months from the closing of the initial public offering, our public stockholders may be forced to wait beyond such 18 months before redemption from our trust account.
If we have not completed an initial business combination within 18 months from the closing of the initial public offering, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of the interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public stockholders from the trust account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind-up,
liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond 18 months from the closing of the initial public offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we complete our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we do not complete our initial business combination.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of the initial public offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day
notice period during which any third-party claims can be brought against the corporation, a
90-day
period during which the corporation may reject any claims brought, and an additional
150-day
waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24 th
month from the closing of the initial public offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.
Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of the initial public offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.
We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.
In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

Holders of Class A common stock will not be entitled to vote on any election of directors we hold prior to our initial business combination.
Prior to our initial business combination, only holders of our founder shares will have the right to vote on the election of directors. Holders of our public shares will not be entitled to vote on the election of directors during such time. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.
We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.
We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC registration statement for the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis in which case the number of shares of our Class A common stock that you will receive upon cashless exercise will be based on a formula subject to a maximum number of shares equal to 0.361 shares of our Class A common stock per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the foregoing, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue-sky
laws of the state of residence in those states in which the warrants were offered by us in the initial public offering. However, there may be instances in which holders of our public warrants may be unable to exercise such public warrants but holders of our private warrants may be able to exercise such private warrants.

The warrants may become exercisable and redeemable for a security other than the shares of Class A common stock, and you will not have any information regarding such other security at this time.
In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the shares of Class A common stock. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use our best efforts to register the issuance of the security underlying the warrants within twenty business days of the closing of an initial business combination.
The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.
Pursuant to an agreement that was entered into concurrently with the issuance and sale of the securities in the initial public offering, our initial stockholders and their permitted transferees can demand that we register the shares of Class A common stock issuable upon conversion of the founder shares, the private placement warrants, the shares of Class A common stock issuable upon exercise of the private warrants held, or to be held, by them and holders of units that may be issued upon conversion of working capital loans may demand that we register such units, the private shares and private warrants included in such units and the Class A common stock issuable upon exercise of the private warrants included in such units. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders or holders of working capital loans or their respective permitted transferees are registered.
We may issue additional shares of Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.
Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share.
We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial
business combination activity). We may also issue shares of Class A common stock to redeem the warrants upon conversion of the Class B common stock at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

The issuance of additional shares of Class A common stock or shares of preferred stock:

•	may significantly dilute the equity interest of investors in the initial public offering;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•
could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.
We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.
Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.
Our warrant agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.
Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This
choice-of-forum
provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day
period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in the initial public offering. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.
None of the private placement warrants will be redeemable by us so long as they are held by the sponsor, the underwriters or their permitted transferees.
Because each unit offered in the initial public offering contain one-half
of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.
Each unit offered in the initial public offering contain
one-half
of one redeemable warrant. No fractional warrants were issued upon separation of the units and only whole warrants trade. Accordingly, unless you purchase an even number of units, you will not be able to receive or trade a whole warrant. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of an initial business combination since the warrants will be exercisable in the aggregate for one-half
of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.
Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.
Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.
Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.
Our amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.
General Risks
We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a newly formed company with no operating results, and we will not commence operations until completing a business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning an initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the aggregate worldwide market value of our Class A common stock held by non-affiliates
equals or exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A common stock held by non-affiliates
equals or exceeds $250 million as of the prior June 30th, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our Class A common stock held by non-affiliates
equals or exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
You will not be entitled to protections normally afforded to investors of many other blank check companies.
Since the net proceeds of the initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form
8-K,
including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering had been subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.
In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity; or (iii) absent an initial business combination within 18 months from the closing of the initial public offering, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.
Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.
Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form
10-K
for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our executive offices are located at 600 Lexington Avenue, 9th Floor, New York, New York, 10022. Our executive offices are provided to us by an affiliate of the Sponsor and we have agreed to pay such affiliate of the Sponsor a total of $15,000 per month for office space, utilities and secretarial, and administrative support services. We consider our current office space adequate for our current operations.
Item 3. Legal Proceedings.
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our shares of common stock, units and warrants are traded on The Nasdaq Global Market under the ticker symbols “AEAE”, “AEAEU” and “AEAEW”, respectively.
Holders
As of March 11, 2022, there were 1 holder of record of our units, 1 holder of record of our Class A common stock and 3 holders of record of our warrants.
Dividends
We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of an initial business combination. The payment of any cash dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. If we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
Securities Authorized for Issuance Under Equity Compensation Plans
None.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
In March 2021, we issued to our Sponsor an aggregate of 5,750,000 founder shares (“Founder Shares”) in exchange for a capital contribution of $25,000. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of Founder Shares would equal, on an as-converted
basis, approximately 20% of the Company’s issued and outstanding shares of common stock after the initial public offering (“initial public offering”). The underwriters having exercised the over-allotment option in full, none of the Founder Shares were be forfeited. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).
On November 2, 2021, we consummated our initial public offering of 23,000,000 units, including 3,000,000 units sold upon exercise of the underwriters’ over-allotment option . The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $230,000,000. B. Riley Securities, Inc. served as the sole book-running manager for the offering. The securities sold in the offering were registered under the Securities Act on registration statement on Form
S-1
(No.
333-
258594). The SEC declared the registration statement effective on October 28, 2021.
On November 2, 2021, simultaneously with the consummation of the initial public offering, we consummated a private placement (“the Private Placement”) of an aggregate of 12,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, to the Sponsor and B. Riley Principal Investments, LLC, an affiliate of B. Riley (“BRPI”), generating total gross proceeds of $12,000,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
The Private Placement Warrants are identical to the Warrants, except that if held by the initial purchasers or any of their permitted transferees, the underlying warrants (i) may be exercised on a cashless basis, (ii) are not subject to redemption, except as described in the Registration Statement, and (iii) with respect to Private Placement Warrants held by BRPI, will not be exercisable more than five years from the commencement of sales of the IPO in accordance with FINRA Rule 5110 (g)(8)(A).

Of the gross proceeds received from the initial public offering and Private Placement, $234,600,000 was placed in a trust account.
We paid a total of $4,600,000 in underwriting fees and $635,000 for other costs and expenses related to the initial public offering. In addition, the underwriters agreed to defer $8,050,000 in underwriting fees. There has been no material change in the planned use of proceeds from the Initial Public Offering as described in our final prospectus (File
No. 333-258594)
which was filed with the SEC and declared effective by the SEC on October 28, 2021.
Item 6. Selected Financial Data.
Not required.
Item 7. Management’s Discussion And Analysis of Financial Condition And Results of Operations
Special Note Regarding Forward-Looking Statements
All statements other than statements of historical fact included in this Form
10-K
including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form
10-K,
words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Overview
We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “initial business combination”). We intend to effectuate our business combination using cash from the proceeds of our initial public offering and the private placement that occurred simultaneously with the completion of our initial public offering, our capital stock, debt or a combination of cash, stock and debt.
The issuance of additional shares in connection with an initial business combination to the owners of the target or other investors:

•
may significantly dilute the equity interest of investors in the initial public offering, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of shares of Class A common stock on a greater than one-to-one
basis upon conversion of the Class B common stock;

•	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

•
could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other purposes and other disadvantages compared to our competitors who have less debt.
In the short term, we expect to incur costs in connection in the pursuit of our Initial Business Combination plans. We cannot assure you that our plans to raise capital or to complete our Initial Business Combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception were organizational activities, those necessary to prepare for the initial public offering, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating
income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.
For the period from February 9, 2021 (inception) through December 31, 2021, we had net income of $11,639,507, which consists of formation and administrative costs of $640,595 which were offset by net other income of $12,280,102. Other income consisted of interest income on the funds in Trust of $16,146 and an increase in the fair value of the warrant liabilities of $17,270,000 which were offset by warrant related costs of $926,044 and excess fair value of private placement warrants over proceeds of $4,080,000.
Liquidity and Capital Resources
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “
Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern
,” management believes that the funds held outside the Trust Account, as well as access to funds pursuant to a commitment letter from the Sponsor, will enable the Company to sustain operations for a period of at least one (1) year from the issuance date of these financial statements Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that, following the completion of the Initial Public Offering and the availability of funds pursuant to a commitment letter from the Sponsor, sufficient capital exists to sustain operations during the Combination Period and therefore substantial doubt has been alleviated.
On November 2, 2021, we consummated the initial public offering of 23,000,000 units at a price of $10.00 per unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 12,000,000 private placement warrants (to the sponsor and underwriters at a price of $10.00 per unit, generating gross proceeds of $6,550,000.
Following the initial public offering and the sale of the private placement units, a total of $234,600,000 was placed in the trust account and we had $2,817,141 of cash held outside of the trust account, after payment of costs related to the initial public offering, and available for working capital purposes. We incurred $13,355,589 in transaction costs, including $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $705,589 of other costs.

For the period from February 9, 2021 (inception) through December 31, 2021, cash used in operating activities was $1,128,074, consisting primarily of net income of $11,639,507, offset by interest income on the funds held in the Trust $16,146 and an increase in the fair value of the warrant liabilities of $17,270,000 which were offset by warrant related costs of $926,044 and excess fair value of private placement warrants over proceeds of $4,080,000. Changes in operating assets and liabilities used $487,509 of cash from operating activities.
We intend to use substantially all of the funds held in the trust account (excluding deferred underwriting fees) to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of December 31, 2021, we had cash of $979,226 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into private placement units at a price of $1.00 per warrant at the option of the lender.
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business a year from the date that the financial statements are issued. However, if our estimates of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.

Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $15,000 for office space, utilities and administrative support to the Company. We began incurring these fees on August 7, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination and the Company’s liquidation.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policy:
Common stock subject to possible redemption
We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480
“Distinguishing Liabilities from Equity.”
Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of Class A Common Stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value.
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
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Public Warrants and the Private Placement Warrants are derivative instruments. As the Public Warrants and the Private Placement Warrants meet the definition of a derivative, the Public Warrants and the Private Placement Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820,
Fair Value Measurement
, with changes in fair value recognized in the statement of operations in the period of change.
Warrants Instruments
We evaluated the Warrants in accordance with ASC
815-40,
 “Derivatives and Hedging — Contracts in Entity’s Own Equity
”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815 and are not eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities on the Balance Sheet. Upon consummation of the Initial Public Offering, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of shares of Class B common stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to shares of Class A common stock subject to possible redemption (temporary equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date. The Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.
As of December 31, 2021, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of December 31, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of December 31, 2021 per Public Warrant to estimate the volatility for the Private Placement Warrants. As of December 31, 2021, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

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

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Net income per share
Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class
method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Public Offering and (ii) Private Placement, since their inclusion would be anti-dilutive under the two-class
method. As a result, diluted earnings per share of common stock is the same as basic earnings per common stock for the periods presented. The warrants are exercisable to purchase 23,500,000 shares of Class A common stock in the aggregate.
Recent accounting pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
As a “smaller reporting company,” we are not required to provide the information called for by this Item.

Item 8. Financial Statements and Supplementary Data.
ALTENERGY ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
AltEnergy Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of AltEnergy Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from February 9, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 9, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Marcum
LLP
Marcum
LLP
We have served as the Company’s auditor since
2021
.
New York, NY
March 1
5
, 2022

AltEnergy Acquisition Corp.
BALANCE SHEET
As of December 31, 2021

ASSETS
Current Assets:
Cash	$979,226
Prepaid expenses	458,133
Total Current Assets	1,437,359
Investments held in Trust Account	234,616,116
Other assets	370,931

Total Assets	$236,424,406

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$334,877
Accrued offering costs	8,082
Related party payable	3,873

Total Current Liabilities	346,832
Derivative warrant liabilities	13,990,000
Deferred underwriting commission	8,050,000

Total Liabilities	22,386,832
COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; 23,000,000 shares (at $10.20 per share)	234,600,000
Stockholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 5,750,000 shares issued and outstanding	575
Additional paid-in capital	—
Accumulated deficit	(20,563,001)

Total Stockholders’ Deficit	(20,562,426)

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$236,424,406

The accompanying notes are an integral part of this financial statement.

AltEnergy Acquisition Corp.
STATEMENT OF OPERATIONS

For the Period February 9, 2021 (Inception) Through December 31, 2021
REVENUE	$—
EXPENSES
Administration fee—related party	45,000
General and administrative	595,595

TOTAL EXPENSES	640,595

OPERATING LOS S	(640,595)
OTHER INCOME (EXPENSES)
Investment income earned on investment held in Trust Account	16,146
Transaction costs allocable to warrant liability	(926,044)
Change in fair value of derivative warrants	13,190,000

TOTAL OTHER INCOME (EXPENSES)—NET	12,280,102

NET INCOME ATTRIBUTABLE TO COMMON STOCK	$11,639,507

Weighted average number of shares of Class A common stock outstanding, basic and diluted	4,175,385

Basic and diluted net income per share of Class A common stock	$1.17

Weighted average number of shares of Class B common stock outstanding, basic and diluted	5,750,000

Basic and diluted net income per share of Class B common stock	$1.17

The accompanying notes are an integral part of the financial statements.

AltEnergy Acquisition Corp.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FEBRUARY 9, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class B		Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 9, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	5,750,000	575	24,425	—	25,000
Fair value adjustment of Class A common stock to redemption value	—	—	(24,425)	(32,202,508)	(32,226,933)
Net income	—	—	—	11,639,507	11,639,507

Balance as of December 31, 2021	5,750,000	$575	$—	$(20,563,001)	$(20,562,426)

The accompanying notes are an integral part of the financial statements.

AltEnergy Acquisition Corp.
STATEMENT OF CASH FLOWS

For the period February 9, 2021 (Inception) Through December 31 2021
Cash Flows From Operating Activities:
Net income	$11,639,507
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investment held in Trust Account	(16,116)
Change in fair value of derivative liabilities	(17,270,000)
Transaction costs allocable to warrant liability	926,044
Excess fair value of private warrants over proceeds	4,080,000
Changes in operating assets and liabilities:
Prepaid expenses	(458,133)
Other assets	(370,931)
Accounts payable and accrued expenses	341,555

Net Cash Used In Operating Activities	(1,128,074)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(234,600,000)

Net Cash Used In Investing Activities	(234,600,000)

Cash Flows From Financing Activities:
Proceeds from sale of Units in Public Offering, net of underwriting fee	225,400,000
Proceeds from sale of Private Placement Warrants	12,000,000
Proceeds from note payable	250,000
Repayment of note payable	(250,000)
Proceeds from issuance of Class B common stock to sponsor	25,000
Proceeds from related party payable	20,000
Repayment of related party payable	(32,111)
Payment of offering costs	(705,589)

Net Cash Provided By Financing Activities	236,707,300

Net change in cash	979,226
Cash at beginning of period	—

Cash at end of period	$979,226

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ commissions	$8,050,000
Offering costs included in accrued offering costs	$17,388
Expenses paid by related parties on behalf of the Company	$15,984
Initial classification of fair value of Public warrants	$15,180,000
Initial classification value of common stock subject to possible redemption	$202,355,564
Remeasurement of Class A common stock subject to possible redemption	$32,244,436
The accompanying notes are an integral part of the financial statements.

AltEnergy Acquisition Corp.
Notes to Financial Statements
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND LIQUIDITY
AltEnergy Acquisition Corp. (the “Company”) was incorporated in Delaware on February 9, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from February 9, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after completion of the Business Combination at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.
The registration statement for the Company’s Initial Public Offering was declared effective on October 28, 2021. On November 2, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $200,000,000, which is described in Note 3.
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
As of November 2, 2021, transaction costs amounted to $13,355,589 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “
Trust Account
”)) and $705,589 of costs related to the Initial Public Offering. Cash of $979,226 was held outside of the Trust Account on December 31, 2021 and was available for working capital purposes. As described in Note 5, the $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within 18 months from the closing of the Initial Public Offering.
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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.20 per Unit sold in the Initial Public Offering, including proceeds of the Private Placement Warrants, will be held in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.
The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “
Distinguishing Liabilities from Equity
.”
The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its second amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.
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
If the Company has not completed a Business Combination within 18 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,”
management believes that the funds held outside the Trust Account, as well as access to funds pursuant to a commitment letter from the Sponsor, will enable the Company to sustain operations for a period of at least one (1) year from the issuance date of these financial statements Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that, following the completion of the Initial Public Offering and the availability of funds pursuant to a commitment letter from the Sponsor, sufficient capital exists to sustain operations during the Combination Period and therefore substantial doubt has been alleviated.
Prior to the completion of the initial public offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since competed its Initial Public Offering at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date the financial statement is issued and therefore substantial doubt has been alleviated.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying financial statements of the Company is presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (
“
US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
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

Use of Estimates
The preparation of the financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the balance sheet, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Accordingly, the actual results could differ significantly from those estimates.
Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $979,226 and no cash equivalents as of December 31, 2021.
Investments held in Trust Account
At December 31, 2021, the Company’s portfolio of investments held in the Trust Account are invested in mutual funds and government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule
2a-7
of the Investment Company Act. As of December 31, 2021, the Company had $234.6 million in mutual funds and government securities, held in the Trust Account.
Offering Costs associated with an Initial Public Offering
The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “
Expenses of Offering
.” Deferred offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Upon completion of the Initial Public Offering, offering costs associated with warrant liabilities are expensed as incurred and offering costs associated with the shares of Class A Common Stock were allocated between temporary equity and the Public Warrants by the relative fair value method. Offering costs of $705,589 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriter fees of $12,650,000, were allocated between temporary equity and the Public Warrants in a relative fair value method upon completion of the Initial Public Offering. Of these costs, $
926,044
were allocated to the Public Warrants and the Private Placement Warrants and are expensed as incurred.
Class A common stock subject to possible redemption
The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “
Distinguishing Liabilities from Equity
”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, the shares of Class A common stock subject to possible redemption in the amount of $234,600,000 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in
capital and accumulated deficit of approximately $32.2 million.
At December 31, 2021, the Class A common stock reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Transaction costs allocated to Class A common stock	(12,429,546)
Proceeds allocated to Public Warrants	(15,180,000)

(27,609,546)
Plus:
Fair value adjustment of Class A common stock to redemption value	32,209,546

Class A common stock subject to possible redemption	$234,600,000

Net income per share
Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Public Offering and (ii) Private Placement, since their inclusion would be anti-dilutive under the two-class method. As a result, diluted earnings per share is the same as basic earnings per share for the periods presented. The warrants are exercisable to purchase
 23,500,000 shares of Class A common stock in the aggregate.
The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Period from February 9, 2021 (inception) December 31, 2021
	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net income, as adjusted	$4,896,477	$6,743,030
Denominator:
Basic and diluted weighted average shares outstanding	4,175,385	5,750,000
Basic and diluted net income per share of common stock	$1.17	$1.17
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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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
Warrant Instruments
The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “
Derivatives and Hedging
” whereby under that provision the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured
at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the Public Warrants and the Private Placement Warrants are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.
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

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
“
Debt -Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging —Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU
2020-06”)”,
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s balance sheet.
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $200,000,000. Each Unit consists of one share of the Company’s Class A common stock
, par value $0.0001 per share (the “Class A
common stock
”),
and one-half of
one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one whole share of Class A common stock
at a price of $11.50 per share, subject to adjustment.
On November 2, 2021, the underwriters purchased an additional 3,000,000 Units pursuant to the exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $30,000,000.
Following the closing of the Initial Public Offering on November 2, 2021, an amount of $234,600,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in the Trust Account.
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

NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On March 25, 2021, the Sponsor purchased 5,750,000 of the Company’s Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted
basis, approximately 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. Upon exercise of the underwriters’ over-allotment option, these shares are no longer subject to forfeiture.
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
B. Riley has committed to enter into a purchase agreement pursuant to which it or its affiliates will purchase from our sponsor an aggregate of 400,000 founder shares. The founder shares purchased the shares at a price of $4.00 per founder share, or an aggregate purchase price of $1,600,000, which was paid at the time of the closing of the offering. The founder shares will be delivered by the sponsor to the underwriters upon consummation of our initial business combination and immediately following the expiration of the transfer restrictions applicable to the founder shares.
Promissory Note — Related Party
On March 25, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note was
non-interest
bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of November 2, 2021, there was $250,000 outstanding under the Promissory Note, respectively. On November 3, 2021, the Promissory Note was paid down in its entirety by the Company. As of December 31, 2021, the was
no balance outstanding pursuant to the Promissory Note.
Due to Related Party
A related party paid certain offering costs and operating costs on behalf of the Company. These advances are due on demand and are non-interest
bearing. During the period December 31, 2021, the related party paid $15,984 of costs on behalf of the Company. As of December 31, 2021, there was $3,873 due to the related party for offering costs and operating costs.
General and Administrative Services
The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor an aggregate of $15,000 per month for office space, utilities and secretarial, and administrative support services. During the period ended December 31, 2021, the Company recorded $45,000 in administrative
fees. As of December 31, 2021, there was a balance of $15,000 due to the affiliate and is included in accounts payable and accrued expenses on the accompanying balance sheet.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”).
Per a commitment letter, the Sponsor will make available an aggregate amount of up to $250,000 to provide the Company with funds for working capital purposes.
Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

Consulting Agreement
The Company and its Chief Financial Officer (“CFO”) entered into a consulting agreement pursuant to which the CFO receives $15,600 per month for services rendered, commencing February 1, 2021, through the closing of our initial business combination. For the period from February 9, 2021 (date of inception) through December 31, 2021, the Company recorded $171,600 of compensation for services provided. As of December 31, 2021, there was no balance due to the CFO.
Limited Payments
The Company has agreed to pay its Chief Executive Officer and CFO a one-time
fee of $300,000 and $150,000, respectively, upon the consummation of the initial business combination.

The amounts will only become payable upon a successful business combination. If a successful business combination does not occur, the Company will not be required to pay these contingent fees. These fees have therefore not been accrued for as of December 31, 2021. There can be no assurances that the Company will complete a business combination.
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
Underwriting Agreement
The Company granted the underwriters a
45-day
option from the date of Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.
The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $4,600,000 paid upon the closing of the Initial Public Offering. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit, or $8,050,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
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

NOTE 7. STOCKHOLDERS’ EQUITY
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of November 2, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were 23,000,000 shares of the Class A Common Stock that were classified as temporary equity in the accompanying balance sheet.
Class
 B Common Stock
— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.
Only holders of the Class B common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law
. In connection with our initial business combination, we may enter into a stockholders agreement or other arrangements with the stockholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of this offering.
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
8
. WARRANT LIABILITIES
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
Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00
Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder; and

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
If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.
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
NOTE
9
. FAIR VALUE MEASUREMENTS
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
assets and liabilities that are
re-measured
and reported at fair value at least annually.
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.
The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021
Investments held in Trust Account	1	$234,616,116
Liabilities:
Warrant liability – Private Placement Warrants	3	$7,320,000
Warrant liability – Public Warrants	1	$6,670,000
The Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.
Upon consummation of the Initial Public Offering, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half
of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of shares of Class B common stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to shares of Class A common stock subject to possible redemption (temporary equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date. The Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.
As of December 31, 2021, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of December 31, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of December 31, 2021 per Public Warrant to estimate the volatility for the Private Placement Warrants. As of December 31, 2021, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2021:

Fair Value Measurement Using Level 3 Inputs Total
Balance, November 2, 2021	$—
Derivative liabilities recorded on issuance of derivative warrants	31,260,000
Transfer to Level 1	(15,180,000)
Change in fair value of derivative liabilities	(7,320,000)

Balance, December 31, 2021	$8,760,000

During the year ended December 31, 2021, the fair value of the derivative feature of the Warrants was calculated using the following range of weighted average assumptions:

	November 2, 2021	December 31, 2021
Risk-free interest rate	1.18%	1.26%
Expected life of warrants	6.5 years	6.30 years
Expected volatility of underlying shares	11.5%	12.0%
Dividend yield	0%	0%
Probability of business combination	90%	90%
The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value at February 9, 2021 (inception)	$—	$—	$—
Initial measurement at November 2, 2021	16,080,000	15,180,000	31,260,000
Change in fair value	(8,760,000)	(8,510,000)	(17,270,000)

Fair value at December 31, 2021	$8,510,000	$6,670,000	$13,990,000

As of December 31, 2020, the derivative liability was $13,990,000. In addition, for the period ended December 31, 2021, the Company recorded $17,270,000 as a gain on the change in fair value of the derivative warrants on the statement of operations. Upon issuance of the Private Placement Warrants, the Company recorded a charge of $4,080,000 for the excess fair value of the derivative warrants over the proceeds received from the sale of the Private Placement Warrants which is included in the change in fair value of the derivative liabilities on the statement of operations.
NOTE 10. INCOME TAXES
The Company’s net deferred tax assets
are
as follows:

December 31, 2021
Deferred tax assets:
Net operating losses	$33,154
Startup/organizational costs	101,371

Total deferred tax assets	134,525

Valuation Allowance	134,525

Deferred tax asset, net of allowance	$—

Below is breakdown of the income tax provision.

For the Period From February 9, 2021 (Inception) Through December 31, 2021
Federal
Current	$—
Deferred	134,525
State and local
Current	—
Deferred	—
Change in valuation allowance	(134,525)

Income tax provision	$—

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $134,525.
A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

For the Period From February 9, 2021 (Inception) Through December 31, 2021
U.S. federal statutory rate	21.0%
Other	2.80%
Valuation allowance	(23.80)%

Income tax provision	—%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to changes in fair value of warrants, warrant issuance costs and the recording of full valuation allowances on deferred tax assets. The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The Company considers New York to be a significant state tax jurisdiction. As of December 31, 2021, the Company had $157,833 of U.S. federal net operating loss carryovers available to offset future taxable income. The Federal NOLs can be carried forward indefinitely.
NOTE 11. SUBSEQUENT EVENTS
The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial and accounting officer (our “Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that, a material weakness existed solely related our accounting for complex financial instruments and the Company’s disclosure controls and procedures were not effective.
A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures or internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.
Effective disclosure controls and internal control are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
Management has implemented remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.
If we identify any new material weakness in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Management’s Report on Internal Controls Over Financial Reporting
This Annual Report on Form
10-K
does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
Our officers and directors are as follows:

Name	Age	Position
Russell Stidolph	46	Chief Executive Officer and Chairman
Jonathan Darnell	61	Chief Financial Officer
Arul Gupta	42	Chief Operating Officer
William Campbell	73	Director
Michael Salvator	50	Director
Daniel Shribman	37	Director
Audrey Zibelman	64	Director
Russell Stidolph
has served as our Chief Executive Officer and Chairman since our inception. Mr. Stidolph served as a director of Eos Energy Storage LLC (“EES LLC”) and its chairman of the board from 2014 and 2018, respectively, until the closing of its business combination with BMRG. Mr. Stidolph continued as a director and chairman of the board of the surviving entity, Eos Energy Enterprises, Inc. (“EOSE”). Mr. Stidolph is the founder of AltEnergy, LLC a private equity firm focused on alternative energy investing, where he has served as Managing Director since 2006. Prior to forming AltEnergy, Mr. Stidolph was a Principal at J.H. Whitney & Co., LLC, a middle-market private equity firm based in New Canaan, Connecticut. While at J.H. Whitney Mr. Stidolph was responsible for starting and developing the firm’s alternative energy investing practice where he was responsible for Hawkeye Renewables, LLC and Iowa Winds, LLC. Mr. Stidolph was both the Chief Financial Officer and Vice Chairman of Hawkeye Renewables, LLC before it was sold in 2006 to Thomas H. Lee Partners, LP. Prior to joining J.H. Whitney, Mr. Stidolph was a member of the corporate finance group at PaineWebber, Inc., that was responsible for high yield and leverage finance origination. Mr. Stidolph also acted as Senior Vice President and the Chief Financial Officer of Tres Amigas, LLC and he still sits on the Company’s board of directors, and was Chairman of the board of directors of Viridity Energy, Inc before it was sold to Ormat Technologies in 2017. Mr. Stidolph received a Bachelor of Arts degree from Dartmouth College.
Jonathan Darnell
has served as our Chief Financial Officer since our inception. Mr. Darnell is a Managing Director of AltEnergy, LLC since 2016 and has over 30 years of experience with the U.S. alternative energy sector spanning the public policy and commercial arenas. Prior to joining AltEnergy, Mr. Darnell founded and ran Patolan Partners, an alternative energy-oriented placement agent that has sourced capital commitments exceeding $450MM, including utility scale solar and wind developments and institutional equity for Eos Energy Storage. Mr. Darnell serves as Trustee and Member of the Investment and Audit Committees of Green Century Capital Management, the nation’s first pure environmentally screened and fossil-free family of mutual funds. He is also a Managing Director at Pickwick Capital Partners, LLC since 2016 where he holds his Series 7/Series 63 securities licenses. Previously, Mr. Darnell was Vice President at Morgan Stanley & Co., where he advised clients with total capital exceeding $5 billion. Prior to Morgan Stanley, Mr. Darnell served in senior management with The Public Interest Network and as chief executive of Telefund, Inc., serving the nation’s major environmental organizations while achieving 45% CAGR in profit for 10 years. Mr. Darnell’s current and past board experience includes Green Century Funds, Paradigm Partners, board member, The Public Interest Network, advisory board member, and Citizens for Safe Energy, founding chair. Mr. Darnell graduated magna cum laude
with an AB in philosophy from Princeton University and earned his MBA in finance from the Wharton School of the University of Pennsylvania.
Arul Gupta
has served as our Chief Operating Officer since our inception. Mr. Gupta is a Managing Director of AltEnergy, LLC since 2015 and has significant project development, capital raising and international investment experience. Mr. Gupta is actively involved in all aspects of the investment process from sourcing, structuring, executing, monitoring and developing and exiting transactions. Mr. Gupta plays an active role in supporting portfolio company management. He also has significant board experience with AltEnergy portfolio companies: Eos Energy Storage, board observer, Viridity Energy, board member, and Tres Amigas, board member. Previously, Mr. Gupta was a banker with Imperial Capital where he advised middle-market clients on restructuring, special situations, liability management, capital raising and mergers and acquisitions across a wide range of industries. Select transactions include raising $250 million in founding equity from a leading middle market private equity firm for a large aftermarket aircraft parts supplier; and advising clients on over $1.5 billion of restructurings in the technology, materials and consumer sectors. Mr. Gupta graduated from Cornell University with a B.S. in Operations Research and Industrial Engineering.
William Campbell
is one of our directors as of the date hereof. Mr. Campbell provides a global law-firm
legal perspective on energy and thirty years of experience with the development and operation of large-scale, global energy and infrastructure projects. Mr. Campbell is General Counsel and Managing Director of I Squared Capital Advisors (US) LLC since 2014 and head of ESG and Sustainability. Mr. Campbell also previously held the position of Chief Compliance Officer at the I Squared Capital Advisors (US) LLC. Previously, Mr. Campbell served as co-chair
of the Global Energy and Infrastructure and Energy Practice Group at the international law firm of Gibson Dunn & and Crutcher LLP.
Michael Salvator
is one of our directors as of the date hereof. Mr. Salvator is the Chief Operating Officer of Stone Canyon Industries Holdings, Inc., a global industrial holding company, from 2017 to the present. . Previously, from 1997 to 2017, Mr. Salvator was Senior Managing Director and Chief Financial Officer of J.H. Whitney & Co, where he was responsible for the oversight of the firm’s accounting, compliance, finance and investor relation functions. Additionally, Mr. Salvator was a member of the firm’s Investment Committee and served on the board of directors of several industrial, manufacturing, consumer products and energy companies, including Viridity Energy. Mr. Salvator began his career as an accountant with the accounting firms of Arthur Andersen and Grant Thornton.
Daniel Shribman
is one of our directors as of the date hereof. Mr. Shribman is Chief Investment Officer of B. Riley Financial where he oversees the asset base alongside
Co-Chief
Executive Officer Bryant Riley. Mr. Shribman has worked in close collaboration with management teams and boards to maximize shareholder value in the form of operational turnarounds, capital market financing and communication, and capital deployment initiatives. Mr. Shribman has served as a member of the board of directors of The Arena Group Holdings Inc. (NYSE: AREN) since June 2021. Mr. Shribman has served as a member of the board of directors of Alta Equipment Group Inc. (NYSE: ALTG) since February 2020, when it completed its business combination with BRPM, where Mr. Shribman was chief financial officer. Mr. Shribman has also served as a member of the board of directors of Eos Energy (NASDAQ: EOSE) since November 2020, when it completed its business combination with BRPM II, where Mr. Shribman was chief executive officer. Mr. Shribman has served as the Chief Executive Officer and Chief Financial Officer of B. Riley Principal 150 Merger Corp. and B. Riley Principal 250 Merger Corp., two special purpose acquisition companies sponsored by an affiliate of B. Riley Financial since April 2021 and May 2021, respectively. BRPM 150’s securities commenced trading on February 19, 2021. BRPM 150 raised proceeds of $172.5 million from its initial public offering, has no sector focus for its initial business combination and must complete an acquisition by February 18, 2023. On October 25, 2021, BRPM 150 announced a deal to merge with FaZe Clan in a deal valuing the combined company at approximately $1 billion. BRPM 250’s securities commenced trading on May 7, 2021. BRPM 250 raised proceeds of $172.5 million from its initial public offering, has no sector focus for its initial business combination and must complete an acquisition by May 7, 2023. Mr. Shribman brings experience in both public and private equity to us. Prior to joining B. Riley Financial, Mr. Shribman was a Portfolio Manager at Anchorage Capital Group, L.L.C., a special situation asset manager, from 2010 to 2018. During Mr. Shribman’s tenure at Anchorage Capital Group, L.L.C., he led investments in dozens of public and private opportunities across the general industrial, transportation, automotive, aerospace, gaming, hospitality and real estate industries. These investments ranged from public equities and bonds to deeply distressed securities, par bank debt, minority owned private equity and majority owned private equity. Mr. Shribman worked in close collaboration with management teams and boards to maximize I Squared shareholder value in the form of both operational turnarounds, capital market financing and capital deployment initiatives. Prior to Anchorage Capital Group, L.L.C., Mr. Shribman worked at Tinicum Capital Partners, a private equity firm, and in the restructuring advisory group at Lazard (NYSE: LAZ).

Audrey Zibelman
is one of our directors as of the date hereof. Ms. Zibelman is a director of EOSE since November 2020. Ms. Zibelman also serves as a Director on the Advanced Energy Economy Institute Board. Ms. Zibelman has extensive experience in the public, private and not-for
profit energy and electricity sectors in the United States. Ms. Zibelman is a Vice President of X, Alphabet’s moonshot factory where she leads Project Tapestry, X’s moonshot for the power grid. She joined X after stepping down in 2020 from the role of Managing Director and Chief Executive Officer of the Australian Energy Market Operator, the national grid and market operator of Australia. Prior to joining AEMO in March 2017, her roles included Chair of the New York State Public Service Commission (“NYPSC”), from August 2013 to March 2018, Executive Vice President and Chief Operating Officer of system operator PJM from January 2008 to February 2013, executive roles with Xcel Energy, from 1992 to 2004, one of the United States largest integrated gas and electricity utilities and served on a number of energy industry advisory groups and Boards. During her tenure at the NYPSC, Ms. Zibelman led the design and implementation of extensive regulatory and retail market changes to modernize and transform the state’s electricity industry under New York Governor Andrew M. Cuomo’s ‘Reforming the Energy Vision’ plan. A recognized national and international expert in energy policy, markets and Smart Grid innovation, Ms. Zibelman is a Founder and past President and CEO of Viridity Energy, Inc., which she formed after more than 25 years of electric utility industry leadership experience in both the public and private sectors. Previously, Ms. Zibelman was the Executive Vice President and Chief Executive Officer of GO15 member organization, PJM, a regional transmission organization responsible for operating the power grid and wholesale power market which serves fourteen states across the eastern United States. Ms. Zibelman also held legal and executive positions at Xcel Energy, served as General Counsel to the New Hampshire Public Utilities Commission, and was Special Assistant Attorney General in the Minnesota Attorney General’s Office. During her career, Ms. Zibelman has served on numerous industry-related and non-profit
boards, including, but not limited to the Midwest and
Mid-Atlantic
Reliability Councils. Ms. Zibelman’s board experience also includes Advisor to Secretary of Energy for the U.S. Department of Energy and Advisory Council, an advisor to the Australian Governments through her membership on the Australian Energy Security Board, and as a Board Member of the New York State Energy Research and Development Authority, the New York State Planning Board and the New York State Emergency Planning Council. Ms. Zibelman received her B.A. from Penn State University, her Executive MBA from University of Minnesota — Carlson School of Management and her J.D. from Hamline University of Law.
Number and Terms of Office of Officers and Directors
We have five directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Ms. Zibelman, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Campbell and Salvator, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Stidolph and Shribman, will expire at the third annual meeting of stockholders.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.
Committees of the Board of Directors
Audit Committee
We have established an audit committee of the board of directors. Messrs. Shribman and Salvator and Ms. Zibelman serve as members of our audit committee, and Mr. Shribman will chair the audit committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Shribman and Salvator and Ms. Zibelman meet the independent director standard under Nasdaq listing standards and under Rule
10-A-3(b)(1)
of the Exchange Act. Each member of the audit committee is financially literate, and our board of directors has determined that Mr. Salvator qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:
assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) the independent registered public accounting firm’s qualifications and independence and (4) the performance of our internal audit function and the independent registered public accounting firm;

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•
obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•
meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee
We have established a compensation committee of the board of directors. Messrs. Campbell and Salvator and Ms. Zibelman serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Messrs. Campbell and Salvator and Ms. Zibelman are independent and Mr. Salvator chairs the compensation committee.
We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•
reviewing and making recommendations on an annual basis to our board of directors with respect to (or approving, if such authority is so delegated by our board of directors) the compensation, if any is paid by us, and any incentive-compensation and equity-based plans that are subject to board approval, of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
Notwithstanding the foregoing, as indicated above, until the earlier of the consummation of our initial business combination or our liquidation and (i) the one-time
payments of $150,000 to our Chief Financial Officer and $300,000 to our Chief Operating Officer upon consummation of our initial business combination of for services prior to the consummation of our initial business combination, subject to the terms of independent consulting services agreements, (ii) the payment to our Chief Financial Officer of $15,600 per month for services prior to the consummation of our initial business combination, subject to the terms of an independent consulting services agreement, (iii) the payment to an affiliate of our sponsor an aggregate of $15,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses, and in connection with potentially providing financing or other investments in connection with our initial business combination, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our sponsor, officers or directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.
The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.
Nominating and Corporate Governance Committee
We have established a compensation committee of the board of directors. Messrs. Campbell and Shribman and Ms. Zibelman serve as members of our compensation committee. Under Nasdaq listing standards, all members of the nominating and corporate governance committee must be independent. Messrs. Campbell and Shribman and Ms. Zibelman are independent, and Mr. Campbell chairs the nominating and corporate governance committee.
We have adopted a nominating and corporate governance committee charter, which details the principal functions of the nominating and corporate governance committee, including:

•
identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.
The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and is directly responsible for approving the search firm’s fees and other retention terms.

Director Nominations
Our nominating and corporate governance committee recommends to the board of directors candidates for nomination for election at the annual meeting of the stockholders. We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.
Compensation Committee Interlocks and Insider Participation
None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.
Section 16(a) Beneficial Ownership Reporting Compliance; Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2021 there were no delinquent filers.
Code of Ethics
We have adopted a Code of Ethics that applies to all of our directors, officers and employees that complies with the rules and regulations of the Nasdaq. The Code of Ethics codifies the business and ethical principles that govern all aspects of our business. We have previously filed copies of our form of Code of Ethics, our form of Audit Committee Charter, our form of Compensation Committee Charter and our form of nominating and corporate governance committee charter as exhibits to our registration statement in connection with our initial public offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request to us.
Conflicts of Interest
Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.
Potential investors should also be aware of the following other potential conflicts of interest:

•
None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•
In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•
Our sponsor, officers and directors have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within 18 months after the closing of this offering. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our sponsor until the earlier of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the securities underlying such warrants, will not be transferable, assignable or saleable by our sponsor, the underwriters or their permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants following this offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Permitted transferees of the founder shares would be subject to the same restrictions.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

•
Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants.

The conflicts described above may not be resolved in our favor.
In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.
Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Russell Stidolph	AltEnergy, LLC	Private Equity	Managing Director
	Eos Energy Enterprises, Inc.	Energy Equipment	Chair

Jonathan Darnell	AltEnergy, LLC	Private Equity	Managing Director
	Green Century Funds	Mutual Funds	Trustee

	Pickwick Capital Partners, LLC	Investment Banking	Managing Director

Arul Gupta	AltEnergy, LLC	Private Equity	Managing Director

William Campbell	I Squared Capital Advisors (US) LLC	Investment Advisor	General Counsel and Managing Director

Michael Salvator	Stone Canyon Industries Holdings, Inc.	Industrial Holding Company	Chief Operating Officer

Daniel Shribman	B. Riley Financial	Financial Services	Chief Investment Officer
	B. Riley Principal Investments, LLC	Financial Services	President
	Eos Energy Enterprises, Inc.	Energy Equipment	Director, Audit Chair
	B. Riley Principal 150 Merger Corp.	Special Purpose Acquisition Company	Chief Executive Officer and Chief Financial Officer

	B. Riley Principal 250 Merger Corp.	Special Purpose Acquisition Company	Chief Executive Officer and Chief Financial Officer

	Alta Equipment Group Inc.	Construction Equipment	Director
	TheMaven	Entertainment	Director

Audrey Zibelman	Eos Energy Enterprises, Inc.	Energy Equipment	Director
	CSIRO	National Science Agency	Member of Energy Advisory Committee

	Melbourne Energy Institute	University	Member of Advisory Board

	Melbourne Recital Centre	Live Music Venue	Director
	Advanced Energy Economy Institute	Educational Non-Profit	Director
	Viridity Energy, Inc.	Software Company	Founder
	X, the moonshot factory	Innovation Lab	Leadership Position in Energy
Accordingly, if any of the above officers or directors becomes aware of a business combination opportunity which is suitable for any of the above entities to which he has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

In the event that we submit our initial business combination to our public stockholders for a vote, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares held by them and any public shares purchased during or after the initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination.
Limitation on Liability and Indemnification of Officers and Directors
Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.
We entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.
These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.
We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.
Item 11. Executive Compensation.
None of our officers has received any cash compensation for services rendered to us. Commencing on the date of final registration statement on Form
S-1
(No.
333-
258594) filed with the SEC on October 28, 2021, we have agreed to pay an affiliate of our sponsor an aggregate of $15,000 per month for office space, utilities and secretarial and administrative support. We have agreed to make payment to our Chief Financial Officer of $15,600 per month for his services prior to the consummation of our initial business combination. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Additionally, we have agreed to make one-time
payments of $150,000 to our Chief Financial Officer and $300,000 to our Chief Operating Officer upon consummation of our initial business combination, subject to the terms of independent consulting services agreements.
Except as set forth above and in this paragraph, no finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by the company to our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket
expenses by a target business. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket
expenses incurred in connection with identifying and consummating an initial business combination.
After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management team’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the beneficial ownership of our common stock as of March 14, 2022, and as adjusted to reflect the sale of our Class A common stock included in the units offered by this prospectus, and assuming no purchase of units in this offering, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors that beneficially owns shares of our common stock; and

•	all our officers and directors as a group.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private warrants as these warrants are not exercisable within 60 days of the date of this Registration Statement on Form
10-K.
The beneficial ownership of our common stock is based on 28,750,000 shares of common stock issued and outstanding as of March 14, 2022, consisting of 23,000,0000 shares of Class A common stock and 5,750,000 shares of Class B common stock.

Name and Address of Beneficial Owner (1) Directors, Executive Officers and Founders	Number of Shares Beneficially Owned		Approximate Percentage of Outstanding Common Stock
AltEnergy Acquisition Sponsor, LLC (3)	5,750,000	(2)	20%
Russell Stidolph (3)	5,750,000	(2)	20%
Jonathan Darnell
Arul Gupta
William Campbell
Michael Salvator
Daniel Shribman
Audrey Zibelman

Name and Address of Beneficial Owner (1) Directors, Executive Officers and Founders	Number of Shares Beneficially Owned		Approximate Percentage of Outstanding Common Stock
All officers and directors as a group (seven individuals)	5,750,000	(2)	20%
Five Percent Holders
Calamos Market Neutral Income Fund, a series of Calamos Investment Trust (4)	1,500,000		6.5%
Adage Capital Partners, L.P (5)	1,800,000		7.83%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 600 Lexington Ave, 9th Floor, New York, NY 10022.
(2)
Interests shown include founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one
basis, subject to adjustment, as described in the section of this prospectus entitled “Description of Securities.”

(3)
Our sponsor is the record holder of such shares. Mr. Stidolph is the manager of our sponsor, and as such, has voting and investment discretion with respect to the common stock held of record by our sponsor and may be deemed to have beneficial ownership of the common stock held directly by our sponsor. Mr. Stidolph disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(4)
According to a Schedule 13G filed with the SEC on February 3, 2022, Calamos Market Neutral Income Fund, a series of Calamos Investment Trust has voting and dispositive power over 1,500,000 shares of the Company’s Class A common stock. The business address of this reporting person is 2020 Calamos Court, Naperville, IL 60563.

(5)
According to a Schedule 13G filed with the SEC on February 3, 2022, Adage Capital Partners, L.P. shares voting and dispositive power over 1,800,000 shares of the Company’s Class A common stock with Adage Capital Partners GP, L.L.C., Adage Capital Advisors, L.L.C., Robert Atchinson and Phillip Gross. The business address of these reporting persons is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Founder Shares
On March 25, 2021, our sponsor purchased 5,750,000 founder shares for an aggregate price of $25,000. The founder shares will automatically convert into Class A common stock upon the consummation of a business combination on a one-for-one
basis, subject to adjustments.
The founder shares include an aggregate of up to 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of Founder Shares would equal, on an as-converted
basis, approximately 20% of the Company’s issued and outstanding shares of common stock after the initial public offering. The underwriters having exercised the over-allotment option in full, none of the founder shares were forfeited.
The holders of the founder shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of the founder shares until the earlier to occur of: (A) one year after the completion of an initial business combination and (B) subsequent to an initial business combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after an initial business combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property.
An affiliate of B. Riley entered into a purchase agreement pursuant to which it purchased from our sponsor an aggregate of 400,000 founder shares. The founder shares were purchased at a price of $4.00 per founder share, or an aggregate purchase price of $1,600,000, which was payable at the time of the closing of our initial public offering. The founder shares will be delivered by the sponsor to the affiliate of the underwriter upon consummation of our initial business combination and immediately following the expiration of the transfer restrictions applicable to the founder shares.

Related Party Loans
In order to finance transaction costs in connection with an initial business combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of an initial business combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under the Working Capital Loans.
Administrative Services Agreement
On October 28, 2021, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $15,000 per month for office space, utilities and secretarial, and administrative support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.
Item 14. Principal Accountant Fees and Services.
The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”) for services rendered.
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms
10-Q
for the respective periods and other required filings with the SEC for the period from February 9, 2021 (inception) through December 31, 2021 totaled $20,600.00. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees.
Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum any fees for consultations concerning financial accounting and reporting standards during the period from February 9, 2021 (inception) through December 31, 2021.
Tax Fees
. We did not pay Marcum for tax planning and tax advice during the period from February 9, 2021 (inception) through December 31, 2021.
All Other Fees
. We did not pay Marcum for other services during the period from February 9, 2021 (inception) through December 31, 2021.
Pre-Approval
Policy
Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)
Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.
Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40984, filed with the Securities and Exchange Commission on November 8, 2021).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-258594) , filed with the Securities and Exchange Commission on October 7, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-258594) , filed with the Securities and Exchange Commission on October 7, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-258594) , filed with the Securities and Exchange Commission on October 7, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-258594) , filed with the Securities and Exchange Commission on October 7, 2021).

4.4	Warrant Agreement, dated October 28, 2021, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40984, filed with the Securities and Exchange Commission on November 8, 2021).

10.1	Letter Agreement, dated October 28, 2021, among the Company, AltEnergy Acquisition Sponsor, LLC and B. Riley Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40984, filed with the Securities and Exchange Commission on November 8, 2021).

10.2	Registration Rights Agreement, dated October 28, 2021, among the Company, AltEnergy Acquisition Sponsor and B. Riley Principal Investments, LLC. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40984, filed with the Securities and Exchange Commission on November 8, 2021).

10.3	Administrative Services Agreement, dated October 28, 2021, between the Company and AltEnergy, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-40984, filed with the Securities and Exchange Commission on November 8, 2021).

10.4	Private Placement Warrant Subscription Agreement, dated October 28, 2021, among the Company, AltEnergy Acquisition Sponsor and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40984, filed with the Securities and Exchange Commission on November 8, 2021).

10.5	Private Placement Warrant Subscription Agreement, dated October 28, 2021, among the CompanyB. Riley Principal Investments, LLC and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40984, filed with the Securities and Exchange Commission on November 8, 2021).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-258594) , filed with the Securities and Exchange Commission on October 7, 2021).

14	Code of Ethics

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.CAL	Inline XBRL Taxonomy Extension Schema Document

101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March, 2022.

AltEnergy Acquisition Corp.

By:	/s/ Russell Stidolph

Name:	Russell Stidolph
Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Russell Stidolph	Chief Executive Officer (Principal executive officer) and Director	March 15, 2022
Russell Stidolph

/s/ Jonathan Darnell	Chief Financial Officer (Principal financial and accounting officer)	March 15, 2022
Jonathan Darnell

/s/ William Campbell	Director	March 15, 2022
William Campbell

/s/ Michael Salvator	Director	March 15, 2022
Michael Salvator

/s/ Daniel Shribman	Director	March 15, 2022
Daniel Shribman

/s/ Audrey Zibelman	Director	March 15, 2022
Audrey Zibelman