Form 10-Q
period 2022-03-31
AltEnergy Acquisition Corp
filed 2022-05-10
CIK 1852016

QUARTERLY REPORT
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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
of the Exchange Act).    ☒

Yes
☐

No
As of May 9
, 2022
,

23,000,000
s
hares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

ALTENERGY ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

Part I.	Financial Information		1
	Item 1.	Financial Statements	1
		Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	1
		Condensed Statements of Operations for the three months ended March 31, 2022 (unaudited) and for the period from February 9, 2021 (inception) through March 31, 2021 (unaudited)	2
		Condensed Statements of Changes in Stockholders’ Deficit for the three months ended March 31, 2022 (unaudited) and for the period from February 9, 2021 (inception) through March 31, 2021 (unaudited)	3
		Condensed Statements of Cash Flows for the three months ended March 31, 2022 (unaudited) and for the period from February 9, 2021 (inception) through March 31, 2021 (unaudited)	4
		Notes to Condensed Financial Statements (unaudited)	5
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
	Item 4.	Controls and Procedures	25
Part II.	Other Information		26
	Item 1.	Legal Proceedings	26
	Item 1A.	Risk Factors	26
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
	Item 3.	Defaults Upon Senior Securities	26
	Item 4.	Mine Safety Disclosures	26
	Item 5.	Other Information	26
	Item 6.	Exhibits	26

i

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
AltEnergy Acquisition Corp.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash	$511,093	$979,226
Prepaid expenses	455,633	458,133

Total Current Assets	966,726	1,437359
Investments held in the Trust Account	234,682,717	234,616,116
Other assets	260,021	370,931

Total Assets	$235,909,464	$236,424,406

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$141,014	$319,877
Accrued offering costs	—	8,082
Due to related party	15,000	18,873

Total Current Liabilities	156,014	346,832
Derivative warrant liabilities	5,405,000	13,990,000
Deferred underwriting commission	8,050,000	8,050,000

Total liabilities	13,611,014	22,386,832
COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; 23,000,000 shares (at $10.20 per share)	234,600,000	234,600,000
Stockholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(12,302,125)	(20,563,001)

Total Stockholders’ Deficit	(12,301,550)	(20,562,426)

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$235,909,464	$236,424,406

The accompanying notes are an integral part of these unaudited condensed financial statements

AltEnergy Acquisition Corp.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Period From February 9, 2021 (Inception) Through March 31, 2021
EXPENSES
Administrative fee - related party	$45,000	$—
General and administrative	345,725	34,548

TOTAL EXPENSES	390,725	34,548

OTHER INCOME
Income earned on investments held in Trust Account	66,601	—
Change in fair value of derivative warrant liabilities	8,585,000	—

TOTAL OTHER INCOME	8,651,601	—

Net income (loss)	$8,260,876	$(34,548)

Weighted average number of shares of Class A common stock outstanding, basic and diluted	23,000,000

Basic and diluted net income per share of Class A common stock	$0.29

Weighted average number of shares of Class B common stock outstanding, basic and diluted	5,750,000	5,000,000

Basic and diluted net i ncome (loss) per share of Class B common stock	$0.29	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements

AltEnergy Acquisition Corp.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B		Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	5,750,000	$575	$—	$(20,563,001)	$(20,562,426)
Net income	—	—	—	8,260,876	8,260,876

Balance as of March 31, 2022	5,750,000	$575	$—	$(12,302,125)	$(12,301,550)

FOR THE PERIOD FROM FEBRUARY 9, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class B		Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 9, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(34,548)	(34,548)

Balance as of March 31, 2021	5,750,000	$575	$—	$(34,548)	$(9,548)

The accompanying notes are an integral part of these unaudited condensed financial statements

AltEnergy Acquisition Corp.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Period From February 9, 2021 (Inception) Through March 31, 2021
Cash Flows From Operating Activities:
Net income (loss)	$8,260,876	$(34,548)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(66,601)	—
Gain on change in fair value of derivative liabilities	(8,585,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	2,500	—
Other assets	110,910	—
Accounts payable and accrued expenses	(178,863)	34,548

Net Cash Used In Operating Activities	(456,178)	—

Cash Flows From Financing Activities:
Proceeds from issuance of Class B common stock to sponsor	—	25,000
Repayment of related party payable	(3,873)	—
Payment of offering costs	(8,082)	—

Net Cash (Used In) Provided By Financing Activities	(11,955)	25,000

Net change in cash	(468,133)	25,000
Cash equivalents	979,226	—

Cash at end of period	$511,093	$25,000

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued offering costs	$—	$109,464
Deferred offering costs paid by related party	$—	$10,000
The accompanying notes are an integral part of these unaudited condensed financial statements

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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 9, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after completion of the Business Combination at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.
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
Simultaneously with the closing of the Initial Public Offering and the exercise by the underwriters of the over-allotment option, the Company consummated the private sale (the “Private Placement”) of an aggregate of 12,000,000 warrants (the “Private Placement Warrants”) allocating 11,600,000 warrants to AltEnergy Acquisition Sponsor LLC (the “Sponsor”) (including 1,200,000 warrants purchased in connection with the exercise of the over-allotment option) and 400,000 warrants to an affiliate of the underwriter at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $12,000,000.
As of November 2, 2021, transaction costs amounted to $13,355,589 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “
Trust Account
”)) and $705,589 of costs related to the Initial Public Offering. Cash of $511,093 was held outside of the Trust Account on March 31, 2022 and was available for working capital purposes. As described in Note 5, the $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within 18 months from the closing of the Initial Public Offering.
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
Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the Public Shares, without the prior consent of the Company.

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

Going Concern, Liquidity and Management’s Plan
As of March 31, 2022, the Company had investments held in the Trust Account of approximately
$234.7
million principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by the Company to pay taxes, and to pay up to
$100,000 of any dissolution expenses. As of March 31, 2022, the Company had working capital of approximately $811,000, current liabilities of approximately $156,000 and cash of approximately
$511,100.
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,”
management has determined that the funds held outside the Trust Account, as well as access to funds pursuant to a commitment letter from the Sponsor, are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated articles of incorporation. Management has determined that if the Company is unsuccessful in consummating an initial business combination within 18 months from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raise substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.
The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding the deferred underwriting commissions, to complete an initial business combination. To the extent that capital stock or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue growth strategies. If an initial business combination agreement requires the Company to use a portion of the cash in the Trust Account to pay the purchase price or requires the Company to have a minimum amount of cash at closing, the Company will need to reserve a portion of the cash in the Trust Account to meet such requirements or arrange for third-party financing.
The Company is required to complete an initial business combination within 18 months from the closing of the IPO. If the Company is unable to complete an initial business combination within 18 months from the closing of the IPO, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, and subject to having lawfully available funds therefore, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable and less up to $100,000 to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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
Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of December 31, 2021 filed with the SEC on Form
10-K.
In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.
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
Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.
Investments held in Trust Account
At March 31, 2022 and December 31, 2021, the Company’s portfolio of investments held in the Trust Account are invested in mutual funds and government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule
2a-7
of the Investment Company Act.
Offering Costs associated with an Initial Public Offering
The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “
Expenses of Offering
.” Deferred offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Upon completion of the Initial Public Offering, offering costs associated with warrant liabilities were expensed as incurred and offering costs associated with the shares of Class A Common Stock were allocated between temporary equity and the Public Warrants by the relative fair value method. Offering costs of $705,589 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriter fees of $12,650,000, were allocated between temporary equity and the Public Warrants in a relative fair value method upon completion of the Initial Public Offering. Of these costs, $926,044 were allocated to the Public Warrants and the Private Placement Warrants and were expensed in the statement of operations for the period ended December 31, 2022.
Class A common stock subject to possible redemption
The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “
Distinguishing Liabilities from Equity
”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, the shares of Class A common stock subject to possible redemption in the amount of $234,600,000 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Net income (loss) per share
Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class
method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Public Offering and (ii) Private Placement, since their inclusion would be anti-dilutive under the two-class
method. As a result, diluted earnings per share is the same as basic earnings per share for the periods presented. The warrants are exercisable to purchase 23,500,000 shares of Class A common stock in the aggregate.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

		For the Period From
	Three months ended March 31,	February 9, 2021 (inception) Through March 31,
	2022	2021
Class A common stock
Numerator: Income allocable to Class A common stock	$6,608,701
Denominator: Basic and diluted weighted average shares outstanding	23,000,000

Basic and diluted net income per share, Class A Common Stock	$0.29

Class B common stock
Numerator: Income (loss) allocable to Class B common stock	$1,652,175	(34,548)
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,000,000

Basic and diluted net income (loss) per share, Class B Common Stock	$0.29	(0.01)

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
, with changes in fair value recognized in the statements of operations in the period of change.
Warrant Instruments
The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “
Derivatives and Hedging
” whereby under that provision the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured
at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations. The fair value of the Public Warrants and the Private Placement Warrants are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

As of March 31, 2022 and December 31, 2021, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of March 31, 2022 and December 31, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of March 31, 2022 and December 31, 2021 per Public Warrant to estimate the volatility for the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.
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
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $200,000,000. Each Unit consists of one share of the Company’s Class A common stock, par value $0.0001 per share (the “Class A common stock”), and one-half of
one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment.

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
Our underwriter entered into a purchase agreement in connection with the closing of the Initial Public Offering pursuant to which it or its affiliates will purchase from our sponsor an aggregate of 400,000 Founder Shares at a price of $4.00 per Founder Share, or an aggregate purchase price of $1,600,000, which was paid at the time of the closing of the Initial Public Offering. The Founder Shares will be delivered by the Sponsor to the underwriter or its affiliate upon consummation of our initial Business Combination and immediately following the expiration of the transfer restrictions applicable to the Founder Shares.

Promissory Note — Related Party
On March 25, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of March 31, 2022 and December 31, 2021, there was no balance outstanding pursuant to the Promissory Note.
Due to Related Party
A related party paid certain offering costs and operating costs on behalf of the Company. These advances are due on demand and are non-interest
bearing. As of March 31, 2022 and December 31, 2021, there was $0 and $3,873, respectively, due to the related party for offering costs and operating costs.
General and Administrative Services
The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor an aggregate of $15,000 per month for office space, utilities and secretarial, and administrative support services. During the three months ended March 31, 2022, the Company recorded $45,000 in administrative fees. As of March 31, 2022 and December 31, 2021, there was a balance of $15,000 due to the affiliate, which amount is included in due to related party on the accompanying condensed balance sheets.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Per a commitment letter, the Sponsor will make available an aggregate amount of up to $250,000 to provide the Company with funds for working capital purposes. Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.
Consulting Agreement
The Company and its Chief Financial Officer (“CFO”) entered into a consulting agreement pursuant to which the CFO receives $15,600 per month for services rendered, commencing February 1, 2021, through the closing of our initial business combination. For the three months ended March 31, 2022, the Company recorded $46,800 of compensation for services provided. For the period from February 9, 2021 (date of inception) through March 31, 2021, the Company recorded $31,200 of compensation for services provided. As of March 31, 2022 and December 31, 2021, there was no balance due to the CFO.
Limited Payments
The Company has agreed to pay its Chief Operating Officer and Chief Financial Officer a
one-time
fee of $300,000 and $150,000, respectively, upon the consummation of the initial business combination. The amounts will only become payable upon a successful business combination. If a successful business combination does not occur, the Company will not be required to pay these contingent fees. These fees have therefore not been accrued for as of March 31, 2022 and December 31, 2021. There can be no assurances that the Company will complete a business combination.

NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up
restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
On November 2, 2021, the underwriters purchased an additional 3,000,000 Units pursuant to the exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $30,000,000. Also, in connection with the exercise of the over-allotment option, the Sponsor purchased 1,200,000 Private Placement Warrants at a purchase price of $1.00 per warrant.
NOTE 7. STOCKHOLDERS’ EQUITY
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 23,000,000 shares of the Class A Common Stock that were classified as temporary equity in the accompanying balance sheet.

Class
 B Common Stock
— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.
Only holders of the Class B common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial business combination, we may enter into a stockholders agreement or other arrangements with the stockholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of this offering.
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
The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants are not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable,
except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 9. FAIR VALUE MEASUREMENTS
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	March 31, 2022	December 31, 2021
Assets:
Investments held in Trust Account	1	$234,682,717	234,616,116
Liabilities:
Warrant liability – Private Placement Warrants	3	$2,760,000	7,320,000
Warrant liability – Public Warrants	1	2,645,000	6,670,000
The Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within liabilities on the condensed balance sheet. The warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.
Upon consummation of the Initial Public Offering, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half
of one Public Warrant) and (ii) the sale of Private Warrants, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to shares of Class A common stock subject to possible redemption (temporary equity) based on their relative fair values at the initial measurement date. The Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the issuance due to the use of unobservable inputs.

As of March 31, 2022 and December 31, 2021, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of March 31, 2022, the Company used a Monte Carlo simulation model to value the Private Placement Warrants. As of December 31, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of March 31, 2022 and December 31, 2021 per Public Warrant to estimate the volatility for the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.
The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2022:

Fair Value Measurement Using Level 3 Inputs Total
Balance, Fair value at December 31, 2021	$7,320,000
Change in fair value of derivative warrant liabilities	(4,560,000)

Balance, March 31, 2022	$2,760,000

As of March 31, 2022 and December 31, 2021, the fair value of the derivative feature of the Warrants was calculated using the following range of weighted average assumptions:

	March 31, 2022	December 31, 2021
Risk-free interest rate	2.42%	1.26%
Expected volatility of underlying shares	3.3%	12.0%
Dividend yield	0%	0%
Probability of business combination	85%	90%
The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Total
Fair value at December 31, 2021	$7,320,000	$6,670,000	$13,990,000
Change in fair value	(4,560,000)	(4,025,000)	(8,585,000)

Fair value at March 31, 2022	$2,760,000	$2,645,000	$5,405,000

As of March 31, 2022 and December 31, 2021, the derivative liability was $5,405,000 and $13,990,000, respectively. In addition, for the three months ended March 31, 2022, the Company recorded $8,585,000 as a gain on the change in fair value of the derivative warrants on the statements of operations.

NOTE 10. SUBSEQUENT EVENTS
The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
.
The following discussion and analysis of the financial condition and results of operations of AltEnergy Acquisition Corp. (the “Company”) should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form
10-Q
(the “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report includes forward-looking statements. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify    forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the Risk Factors section of our Annual Report on Form
10-K
for the fiscal year ended December 31. 2021, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2022, and in our other SEC filings. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward- looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”).
We intend to effectuate an Initial Business Combination using cash from the proceeds of our initial public offering (the “Public Offering”) that closed on November 2, 2021 (the “Closing Date”) and the private placement warrants sold in a private placement (the “Private Placement Warrants”) that closed on the Closing Date and from additional issuances, if any, of, our capital stock and our debt, or a combination of cash, stock and debt.

Our business activities from inception to March 31, 2022 consisted primarily of our preparation for our Public Offering that was completed on November 2, 2021 and, since the Closing Date, identification and evaluation of prospective acquisition targets for an Initial Business Combination.
At March 31, 2022, we had cash of approximately $511,100 and working capital of approximately $811,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.
Results of Operations
For the three months ended March 31, 2022, we had a net income of $8,260,876, and for the period from February 9, 2021 (inception) through March 31, 2021, we had a net loss of $34,548. Our net income for the three months ended March 31, 2022 consisted of interest income earned in the amount of $66,601 on funds held in the Trust Account and operating expenses that total $390,725 and a gain of $8,585,000 reflecting the change in fair value of derivative warrant liability associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants. Our net loss for the period from February 9, 2021 (inception) through March 31, 2021 consisted solely of formation costs
.
Going Concern Considerations, Liquidity and Capital Resources
As of March 31, 2022, we had investments held in the Trust Account of approximately $234.7 million principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $100,000 of any dissolution expenses. As of March 31, 2022, we had working capital of approximately $811,000, current liabilities of approximately $156,000 and cash of approximately $511,100.
In connection with the our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,”
management has determined that the funds held outside the Trust Account, as well as access to funds pursuant to a commitment letter from the Sponsor, are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated articles of incorporation. Management has determined that if the Company is unsuccessful in consummating an initial business combination within 18 months from the closing of the IPO, the requirement that we cease all operations, redeem the public shares and thereafter liquidate and dissolve raise substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate our continuation as a going concern.
We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding the deferred underwriting commissions, to complete an initial business combination. To the extent that capital stock or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue growth strategies. If an initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements or arrange for third-party financing.

We are required to complete an initial business combination within 18 months from the closing of the IPO. If we are unable to complete an initial business combination within 18 months from the closing of the IPO, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, and subject to having lawfully available funds therefore, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable and less up to $100,000 to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to the our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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
agreements involving assets.
Contractual Obligations
At March 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On October 28, 2021, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $15,000 per month for office space, utilities and secretarial, and administrative support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.
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
Net Loss per Common Share
Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Weighted average shares for the period February 9, 2021 (inception) through March 31, 2021were reduced for the effect of an aggregate of 750,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. At March 31, 2022 and 2021, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the three months ended March 31, 2022 and the period from February 9, 2021 (inception) through March 31, 2021.
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
As of March 31, 2022, we were not subject to any market or interest rate risk.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
14q-15€ and
15d-15€ under
the Exchange Act were not effective and a material weakness existed solely related to our accounting for complex financial instruments.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Risk Factors section of our Annual Report on Form
10-K
for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2022
(“10-K”).
Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our
10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
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
Dated: May 10, 2022