Form 10-Q
period 2022-06-30
AltEnergy Acquisition Corp
filed 2022-08-11
CIK 1852016

QUARTERLY REPORT
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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
of the Exchange Act).    ☒
  Yes    ☐
  No
As of August
10
, 2022, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

ALTENERGY ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

PART I—FINANCIAL INFORMATION		1

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021 (audited)	1

	Condensed Statements of Operations for the three months ended June 30, 2022 and 2021 (unaudited), the six months ended June 30, 2022 (unaudited) and for the period from February 9, 2021 (inception) through June 30, 2021 (unaudited)	2

	Condensed Statements of Changes in Stockholders’ Deficit for the six months ended June 30, 2022 (unaudited) and for the period from February 9, 2021 (inception) through June 30, 2021 (unaudited)	3

	Condensed Statements of Cash Flows for the six months ended June 30, 2022 (unaudited) and for the period from February 9, 2021 (inception) through June 30, 2021 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II —OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
AltEnergy Acquisition Corp.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash	$348,869	$979,226
Prepaid expenses	453,133	458,133

Total Current Assets	802,002	1,437,359
Investments held in the Trust Account	234,964,435	234,616,116
Other assets	147,879	370,931

Total Assets	$235,914,316	$236,424,406

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$384,779	$319,877
Accrued offering costs	—	8,082
Due to related party	15,000	18,873

Total Current Liabilities	399,779	346,832
Deferred taxes payable	262,687	—
Derivative warrant liabilities	3,995,000	13,990,000
Deferred underwriting commission	8,050,000	8,050,000

Total liabilities	12,707,466	22,386,832
COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; 23,000,000 shares (at $10.20 per share)	234,600,000	234,600,000
Stockholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(11,393,725)	(20,563,001)

Total Stockholders’ Deficit	(11,393,150)	(20,562,426)

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$235,914,316	$236,424,406

The accompanying notes are an integral part of these unaudited condensed financial statements

AltEnergy Acquisition Corp.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period February 9, 2021 (Inception) Through June 30,
	2022	2021	2022	2021
EXPENSES
Administrative fee—related party	$45,000	$—	$90,000	$—
General and administrative	342,025	50,653	687,750	85,201

TOTAL EXPENSES	387,025	50,653	777,750	85,201

OTHER INCOME
Income earned on investments held in Trust Account	338,218	—	404,819	—
Change in fair value of derivative warrant liabilities	1,410,000	—	9,995,000	—

TOTAL OTHER INCOME	1,748,218	—	10,399,819	—

Net income (loss) before income tax provision	1,361,193	(50,653)	9,622,069	(85,201)

Income tax provision	(452,793)	—	(452,793)	—

Net income (loss)	$908,400	$(50,653)	$9,169,276	$(85,201)

Weighted average number of shares of Class A common stock outstanding, basic and diluted	23,000,000		23,000,000

Basic and diluted net income per share of Class A common stock	$0.03		$0.32

Weighted average number of shares of Class B common stock outstanding, basic and diluted	5,750,000	5,000,000	5,750,000	5,000,000

Basic and diluted net income (loss) per share of Class B common stock	$0.03	$(0.01)	$0.32	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements

AltEnergy Acquisition Corp.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2022

	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount
Balance as of January 1, 2022	5,750,000	$575	$—	$(20,563,001)	$(20,562,426)
Net income	—	—	—	8,260,876	8,260,876

Balance as of March 31, 2022	5,750,000	575	—	(12,302,125)	(12,301,550)

Net income	—	—	—	908,400	908,400

Balance as of June 30, 2022	5,750,000	$575	$—	$(11,393,725)	$(11,393,150)
FOR THE PERIOD FEBRUARY 9, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of February 9, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(34,548)	(34,548)

Balance as of March 31, 2021	5,750,000	$575	$24,425	$(34,548)	$(9,548)
Net loss	—	—	—	(50,653)	(50,653)
Balance as of June 30, 2021	5,750,000	$575	$24,425	$(85,201)	$(60,201)
The accompanying notes are an integral part of these unaudited condensed financial statements

AltEnergy Acquisition Corp.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2022	For the Period From February 9, 2021 (Inception) Through June 30, 2021
Cash Flows From Operating Activities:
Net income (loss)	$9,169,276	$(85,201)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(404,818)	—
Gain on change in fair value of derivative liabilities	(9,995,000)	—
Change in deferred taxes payable	262,687	—
Changes in operating assets and liabilities:
Prepaid expenses	5,000	—
Other assets	223,052	—
Accounts payable and accrued expenses	64,902	(32,029)

Net Cash Used In Operating Activities	(674,901)	(117,230)

Cash Flows From Investing Activities:
Interest released from Trust Account to cover Taxes paid	56,499	—

Net Cash (Used In) Provided by Investing Activities	56,499	—

Cash Flows From Financing Activities:
Proceeds from issuance of Class B common stock to sponsor	—	25,000
Repayment of related party payable	(3,873)	—
Proceeds from sponsor note	—	100,000
Payment of offering costs	(8,082)	—

Net Cash (Used In) Provided By Financing Activities	(11,955)	125,000

Net change in cash	(630,357)	7,770
Cash at beginning of period	979,226	—

Cash at end of period	$348,869	$7,770

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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 9, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after completion of the Business Combination at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.
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
”)) and $705,589 of costs related to the Initial Public Offering. Cash of $348,869 was held outside of the Trust Account on June 30, 2022 and was available for working capital purposes. As described in Note 5, the $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within 18 months from the closing of the Initial Public Offering.
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
Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the Public Shares, without the prior consent of the Company.

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
Going Concern, Liquidity and Management’s Plan
As of June 30, 2022, the Company had investments held in the Trust Account of approximately $235 million principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by the Company to pay taxes, and to pay up to $100,000 of any dissolution expenses. As of June 30, 2022, the Company had working capital of approximately $629,000, current liabilities of approximately $399,800 and cash of approximately $349,000.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,”
management has determined that the Company may lack the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Management has also determined that, in accordance with the Company’s amended and restated articles of incorporation, if the Company is unsuccessful in consummating an initial business combination by May 2, 2023, the Company will cease all operations, redeem the public shares and thereafter liquidate and dissolve. These conditions raise substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.
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
In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of June 30, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.
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
Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

Investments held in Trust Account
At June 30, 2022 and December 31, 2021, the Company’s portfolio of investments held in the Trust Account are invested in mutual funds and government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule
2a-7
of the Investment Company Act.
Offering Costs associated with an Initial Public Offering
The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “
Expenses of Offering
.” Deferred offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Upon completion of the Initial Public Offering, offering costs associated with warrant liabilities were expensed as incurred and offering costs associated with the shares of Class A Common Stock were allocated between temporary equity and the Public Warrants by the relative fair value method. Offering costs of $705,589 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriter fees of $12,650,000, were allocated between temporary equity and the Public Warrants in a relative fair value method upon completion of the Initial Public Offering. Of these costs, $926,044 were allocated to the Public Warrants and the Private Placement Warrants and were expensed in the statement of operations for the period ended December 31, 2021.
Class A common stock subject to possible redemption
The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “
Distinguishing Liabilities from Equity
”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, the shares of Class A common stock subject to possible redemption in the amount of $234,600,000 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
Net income (loss) per share
Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class
method in calculating earnings (losses) per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Public Offering and (ii) Private Placement, since their inclusion would be anti-dilutive under the two-class
method. As a result, diluted earnings per share is the same as basic earnings per share for the periods presented. The warrants are exercisable to purchase 23,500,000 shares of Class A common stock in the aggregate.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three months ended June 30, 2022	Three Months ended June 30, 2021
Class A common stock
Numerator: Income allocable to Class A common stock	$726,720
Denominator: Basic and diluted weighted average shares outstanding	23,000,000

	Three months ended June 30, 2022	Three Months ended June 30, 2021
Basic and diluted net income per share, Class A Common Stock	$0.03

Class B common stock
Numerator: Income (loss) allocable to Class B common stock	$181,680	$(50,653)
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,000,000

Basic and diluted net income (loss) per share, Class B Common Stock	$0.03	$(0.01)

	Six months ended June 30, 2022	For the Period From February 9, 2021 (inception) Through June 30, 2021
Class A common stock
Numerator: Income allocable to Class A common stock	$7,335,421
Denominator: Basic and diluted weighted average shares outstanding	23,000,000

Basic and diluted net income per share, Class A Common Stock	$0.32

Class B common stock
Numerator: Income (loss) allocable to Class B common stock	$1,833,855	$(85,201)
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,000,000

Basic and diluted net income (loss) per share, Class B Common Stock	$0.32	$(0.02)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “
Income Taxes
.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a valuation allowance of $251,468 and $134,525 recorded against it, respectively. Our effective tax rate was 33.3% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 4.1% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the change in valuation allowance on the deferred tax assets.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
As of June 30, 2022 and December 31, 2021, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of June 30, 2022 and December 31, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of June 30, 2022 and December 31, 2021 per Public Warrant to estimate the volatility for the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.
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
Promissory Note — Related Party
On March 25, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of June 30, 2022 and December 31, 2021, there was no balance outstanding pursuant to the Promissory Note.
Due to Related Party
A related party paid certain offering costs and operating costs on behalf of the Company. These advances are due on demand and are non-interest
bearing. As of June 30, 2022 and December 31, 2021, there was $0 and $3,873, respectively, due to the related party for offering costs and operating costs.
General and Administrative Services
The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor an aggregate of $15,000 per month for office space, utilities and secretarial, and administrative support services. During the three and six months ended June 30, 2022, the Company recorded $45,000 and $90,000 in administrative fees. As of June 30, 2022 and December 31, 2021, there was a balance of $15,000 due to the affiliate, which amount is included in due to related party on the accompanying condensed balance sheets.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Per a commitment letter, the Sponsor will make available an aggregate amount of up to $250,000 to provide the Company with funds for working capital purposes. Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

Consulting Agreement
The Company and its Chief Financial Officer (“CFO”) entered into a consulting agreement pursuant to which the CFO receives $15,600 per month for services rendered, commencing February 1, 2021, through the closing of our initial business combination. On April 1, 2022, the agreement with the CFO was amended so that the CFO would be paid $10,400 per month. An additional amount of $5,200 per month beginning April 1, 2022 through the consummation of the initial business combination will become payable upon successful business combination. If a successful business combination does not occur, the Company will not be required to pay this additional contingent amount. The additional contingent fees have therefore not been accrued for as of June 30, 2022.
For the three months and six months ended June 30, 2022, the Company recorded $31,200 and $78,000 of compensation for services provided. For the three months ended June 30, 2021 and for the period from February 9, 2021 (date of inception) through June 30, 2021, the Company recorded $46,800 and $78,000 of compensation for services provided. As of June 30, 2022 and December 31, 2021, there was no balance due to the CFO.
Limited Payments
The Company has agreed to pay its Chief Operating Officer and Chief Financial Officer a
one-time
fee of $300,000 and $150,000, respectively, upon the consummation of the initial business combination. The amounts will only become payable upon a successful business combination. If a successful business combination does not occur, the Company will not be required to pay these contingent fees. These fees have therefore not been accrued for as of June 30, 2022 and December 31, 2021. There can be no assurances that the Company will complete a business combination.
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
NOTE 7. STOCKHOLDERS’ EQUITY
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 23,000,000 shares of the Class A Common Stock that were classified as temporary equity in the accompanying balance sheets.
Class
 B Common Stock
— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.
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
The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable,
except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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
The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	June 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account	1	$234,964,435	234,616,116
Liabilities:
Warrant liability – Private Placement Warrants	3	$2,040,000	7,320,000
Warrant liability – Public Warrants	1	1,955,000	6,670,000
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
As of June 30, 2022 and December 31, 2021, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of June 30, 2022, the Company used a Monte Carlo simulation model to value the Private Placement Warrants. As of December 31, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of June 30, 2022 and December 31, 2021 per Public Warrant to estimate the volatility for the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2022:

Fair Value Measurement Using Level 3 Inputs Total
Balance, fair value at March 31, 2022	$2,760,000
Change in fair value of derivative warrant liabilities	(720,000)

Balance, fair value at June 30, 2022	$2,040,000

Fair Value Measurement Using Level 3 Inputs Total
Balance, fair value at December 31, 2021	$7,320,000
Change in fair value of derivative warrant liabilities	(5,280,000)

Balance, fair value at June 30, 2022	$2,040,000

As of June 30, 2022 and December 31, 2021, the fair value of the derivative feature of the Warrants was calculated using the following range of weighted average assumptions:

	June 30, 2022	December 31, 2021
Risk-free interest rate	3.01%	1.26%
Expected volatility of underlying shares	3.0%	12.0%
Dividend yield	0%	0%
Probability of business combination	47%	90%
The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Total
Fair value at December 31, 2021	$7,320,000	$6,670,000	$13,990,000
Change in fair value	(5,280,000)	(4,715,000)	(9,995,000)

Fair value at June 30, 2022	$2,040,000	$1,955,000	$3,995,000
As of June 30, 2022 and December 31, 2021, the derivative liability was $3,995,000 and $13,990,000, respectively. In addition, for the three months and six months ended June 30, 2022, the Company recorded $1,410,000 and $9,995,000 as a gain on the change in fair value of the derivative warrants on the statements of operations.
NOTE 10. SUBSEQUENT EVENTS
The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
for the fiscal year ended December 31. 2021, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2022, and in our other SEC filings. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Our business activities from inception to June 30, 2022 consisted primarily of our preparation for our Public Offering that was completed on November 2, 2021 and, since the Closing Date, identification and evaluation of prospective acquisition targets for an Initial Business Combination.
At June 30, 2022, we had cash of approximately $349,000 and working capital of approximately $629,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.
Results of Operations
For the three months ended June 30, 2022 and 2021, we had net income of $908,400 and a net loss of $50,653, respectively. Our net income for the three months ended June 30, 2022 consisted of interest income earned in the amount of $338,218 on funds held in the Trust Account, operating expenses that total $387,025 and a gain of $1,410,000 reflecting the change in fair value of derivative warrant liability associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants. In addition, the Company record an income tax provision of $452,793. Our net loss for the three months ended June 30, 2021 was $50,653 and consisted solely of formation costs.

For the six months ended June 30, 2022, we had net income of $9,169,276. Our net income for the six months ended June 30, 2022 consisted of interest income earned in the amount of $404,819 on funds held in the Trust Account and operating expenses that total $777,750 and a gain of $9,995,000 reflecting the change in fair value of derivative warrant liability associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants. In addition, the Company record an income tax provision of $452,793. Our net loss for the period February 9, 2021 (inception) through June 30, 2021 was $85,201 and consisted solely of formation costs.
Going Concern Considerations, Liquidity and Capital Resources
As of June 30, 2022, we had investments held in the Trust Account of approximately $235.0 million principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $100,000 of any dissolution expenses. As of June 30, 2022, we had working capital of approximately $629,000, current liabilities of approximately $399,800 and cash of approximately $349,000.
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,”
management has determined that the Company may lack the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Management has also determined that, in accordance with the Company’s amended and restated articles of incorporation, if the Company is unsuccessful in consummating an initial business combination by May 2, 2023, the Company will cease all operations, redeem the public shares and thereafter liquidate and dissolve. These conditions raise substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.
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
agreements involving assets.
Contractual Obligations
At June 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On October 28, 2021, we entered into an administrative services agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $15,000 per month for office space, utilities and secretarial, and administrative support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.
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
Net Income (Loss) per Common Share
Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Weighted average shares for the period February 9, 2021 (inception) through March 31, 2021 were reduced for the effect of an aggregate of 750,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. At June 30, 2022 and 2021, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings (losses) of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the three months ended June 30, 2022 and 2021, the six months ended June 30, 2022 and the period from February 9, 2021 (inception) through June 30, 2021.

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
Warrant Instruments
The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability will be re-measured
at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the Public Warrants and the Private Placement Warrants will be estimated using an internal valuation model. The Company’s valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation
at each reporting period.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s balance sheet.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of June 30, 2022, we were not subject to any market or interest rate risk.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) were not effective and a material weakness existed solely related to our accounting for complex financial instruments.

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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II —OTHER INFORMATION
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

Dated: August 11, 2022