Form 10-Q
period 2022-09-30
AltEnergy Acquisition Corp
filed 2022-11-07
CIK 1852016

QUARTERLY REPORT
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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
of the Exchange Act).    ☒  Yes    ☐  No
As of November 07, 2022, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

ALTENERGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I—FINANCIAL INFORMATION		1

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021 (audited)	1

	Condensed Statements of Operations for the three months ended September 30, 2022 and 2021 (unaudited), the nine months ended September 30, 2022 (unaudited) and for the period from February 9, 2021 (inception) through September 30, 2021 (unaudited)	2

	Condensed Statements of Changes in Stockholders’ Deficit for the nine months ended September 30, 2022 (unaudited) and for the period from February 9, 2021 (inception) through September 30, 2021 (unaudited)	3

	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 (unaudited) and for the period from February 9, 2021 (inception) through September 30, 2021 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II —OTHER INFORMATION		22

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

1

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
AltEnergy Acquisition Corp.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash	$215,470	$979,226
Prepaid expenses	450,633	458,133

Total Current Assets	666,103	1,437,359
Investments held in the Trust Account	235,799,893	234,616,116
Other assets	34,505	370,931

Total Assets	$236,500,501	$236,424,406

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$285,780	$319,877
Accrued offering costs	—	8,082
Due to related party	15,000	18,873

Total Current Liabilities	300,780	346,832
Deferred taxes payable	262,687	—
Derivative warrant liabilities	3,760,000	13,990,000
Deferred underwriting commission	8,050,000	8,050,000

Total liabilities	12,373,467	22,386,832
COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; 23,000,000 shares (at $10.20 per share)	234,600,000	234,600,000
Stockholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(10,473,541)	(20,563,001)

Total Stockholders’ Deficit	(10,472,966)	(20,562,426)

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$236,500,501	$236,424,406

The accompanying notes are an integral part of these unaudited condensed financial statements

AltEnergy Acquisition Corp.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period February 9, 2021 (Inception) Through September 30,
	2022	2021	2022	2021
EXPENSES
Administrative fee—related party	$45,000	$—	$135,000	$—
General and administrative	278,407	40,954	966,157	126,155

TOTAL EXPENSES	323,407	40,954	1,101,157	126,155

OTHER INCOME
Income earned on investments held in Trust Account	1,031,530	—	1,436,349	—
Change in fair value of derivative warrant liabilities	235,000	—	10,230,000	—

TOTAL OTHER INCOME	1,266,530	—	11,666,349	—

Net income (loss) before income tax provision	943,123	(40,954)	10,565,192	(126,155)
Income tax provision	(22,939)	—	(475,732)	—

Net income (loss)	$920,184	$(40,954)	$10,089,460	$(126,155)

Weighted average number of shares of Class A common stock outstanding, basic and diluted	23,000,000		23,000,000

Basic and diluted net income per share of Class A common stock	$0.03		$0.35

Weighted average number of shares of Class B common stock outstanding, basic and diluted	5,750,000	5,000,000	5,750,000	5,000,000

Basic and diluted net income (loss) per share of Class B common stock	$0.03	$(0.01)	$0.35	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements

AltEnergy Acquisition Corp.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount
Balance as of January 1, 2022	5,750,000	$575	$—	$(20,563,001)	$(20,562,426)
Net income	—	—	—	8,260,876	8,260,876

Balance as of March 31, 2022	5,750,000	575	—	(12,302,125)	(12,301,550)
Net income	—	—	—	908,400	908,400

Balance as of June 30, 2022	5,750,000	$575	$—	$(11,393,725)	$(11,393,150)
Net income				920,184	920,184

Balance as of September 30, 2022	5,750,000	$575	$—	$(10,473,541)	$(10,472,966)

FOR THE PERIOD FEBRUARY 9, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of February 9, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(34,548)	(34,548)

Balance as of March 31, 2021	5,750,000	$575	$24,425	$(34,548)	$(9,548)
Net loss	—	—	—	(50,653)	(50,653)

Balance as of June 30, 2021	5,750,000	$575	$24,425	$(85,201)	$(60,201)
Net loss	—	—	—	(40,954)	(40,954)

Balance as of September 30, 2021	5,750,000	$575	$24,425	$(126,155)	$(101,155)

The accompanying notes are an integral part of these unaudited condensed financial statements

AltEnergy Acquisition Corp.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2022	For the Period From February 9, 2021 (Inception) Through September 30, 2021
Cash Flows From Operating Activities:
Net income (loss)	$10,089,460	$(126,155)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(1,436,349)	—
Change in deferred taxes payable	262,687	—
Gain on change in fair value of derivative liabilities	(10,230,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	7,500	—
Other assets	336,426	—
Accounts payable and accrued expenses	(34,097)	16,956

Net Cash Used In Operating Activities	(1,004,373)	(109,199)

Cash Flows From Investing Activities:
Interest released from Trust Account to cover Taxes paid	252,572	—

Net Cash (Used In) Provided by Investing Activities	252,572	—

Cash Flows From Financing Activities:
Proceeds from issuance of Class B common stock to sponsor	—	25,000
Repayment of related party payable	(3,873)	—
Proceeds from sponsor note	—	250,000
Proceeds from related party advance	—	10,000
Payment of offering costs	(8,082)	(127,452)

Net Cash (Used In) Provided By Financing Activities	(11,955)	157,548

Net change in cash	(763,756)	48,349
Cash at beginning of period	979,226	—

Cash at end of period	$215,470	$48,349

Non-cash financing activities:
Deferred offering costs included in offering costs	$—	$267,801
Deferred offering costs paid by related party	$—	$10,000
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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 9, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after completion of the Business Combination at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.
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
Following the closing of the Initial Public Offering on November 2, 2021, an amount of $234,600,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “
Trust Account
”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.
As of November 2, 2021, transaction costs amounted to $13,355,589 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees payable (which are held in the Trust Account) and $705,589 of costs related to the Initial Public Offering. Cash of $215,470 was held outside of the Trust Account on September 30, 2022 and was available for working capital purposes. As described in Note 5, the $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within 18 months from the closing of the Initial Public Offering.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management agreed that an amount equal to at least $10.20 per Unit sold in the Initial Public Offering, including proceeds of the Private Placement Warrants, will be held in a trust account, located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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
The holders of the Founder Shares have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the holders of Founder Shares acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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
Going Concern, Liquidity and Management’s Plan
As of September 30, 2022, the Company had investments held in the Trust Account of approximately $235.8 million principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by the Company to pay taxes, and to pay up to $100,000 of any dissolution expenses. As of September 30, 2022, the Company had working capital of approximately $365,300, current liabilities of approximately $300,800 and cash of approximately $215,500.
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
In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.
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
Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

Investments held in Trust Account
At September 30, 2022 and December 31, 2021, the Company’s portfolio of investments held in the Trust Account are invested in mutual funds and government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligation. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period.
Gains and losses resulting from the change in fair value of these securities is included in income earned on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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
”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, the shares of Class A common stock subject to possible redemption in the amount of $234,600,000 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three months ended September 30, 2022	Three Months ended September 30, 2021
Class A common stock
Numerator: Income allocable to Class A common stock	$736,147
Denominator: Basic and diluted weighted average shares outstanding	23,000,000

Basic and diluted net income per share, Class A Common Stock	$0.03

Class B common stock
Numerator: Income (loss) allocable to Class B common stock	$184,037	$(40,954)
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,000,000

Basic and diluted net income (loss) per share, Class B Common Stock	$0.03	$(0.01)

	Nine months ended September 30, 2022	For the Period From February 9, 2021 (inception) Through September 30, 2021
Class A common stock
Numerator: Income allocable to Class A common stock	$8,071,568
Denominator: Basic and diluted weighted average shares outstanding	23,000,000

Basic and diluted net income per share, Class A Common Stock	$0.35

Class B common stock
Numerator: Income (loss) allocable to Class B common stock	$2,017,892	$(126,155)
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,000,000

Basic and diluted net income (loss) per share, Class B Common Stock	$0.35	$(0.03)

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
ASC
740-270-25-2
requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC
740-270-30-5.
As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a valuation allowance of $395,732 and $134,525 recorded against it, respectively. Our effective tax rate was (2.43)% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 4.50% and 0% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and the change in valuation allowance on the deferred tax assets.
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
New Law and Changes
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRAct”), which, among other things, imposes a 1% excise tax on any domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. While not free from doubt, absent any further guidance from the IRS or Congress, the Excise Tax may apply to any redemptions of the Company’s common stock after December 31, 2022, including redemptions in connection with a merger, unless an exemption is available.
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
As of September 30, 2022 and December 31, 2021, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of September 30, 2022 and December 31, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of September 30, 2022 and December 31, 2021 per Public Warrant to estimate the volatility for the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.
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
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On March 25, 2021, the Sponsor purchased 5,750,000 of the Company’s Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would equal, on an as-converted
basis, approximately 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. Upon exercise of the underwriters’ over-allotment option, these shares were no longer subject to forfeiture.
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
Our underwriter entered into a purchase agreement in connection with the closing of the Initial Public Offering pursuant to which it or its affiliates purchased from our sponsor an aggregate of 400,000 Founder Shares at a price of $4.00 per Founder Share, or an aggregate purchase price of $1,600,000, which was paid at the time of the closing of the Initial Public Offering. The Founder Shares will be delivered by the Sponsor to the underwriter or its affiliate upon consummation of our initial Business Combination and immediately following the expiration of the transfer restrictions applicable to the Founder Shares.
Promissory Note — Related Party
On March 25, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $250,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of September 30, 2022 and December 31, 2021, there was no balance outstanding pursuant to the Promissory Note.
Due to Related Party
A related party paid certain offering costs and operating costs on behalf of the Company. These advances are due on demand and are non-interest
bearing. As of September 30, 2022 and December 31, 2021, there was $15,000 and $3,873, respectively, due to the related party for offering costs and operating costs.
General and Administrative Services
The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor an aggregate of $15,000 per month for office space, utilities and secretarial, and administrative support services. During the three and nine months ended September 30, 2022, the Company recorded $45,000 and $135,000 in administrative fees. As of September 30, 2022 and December 31, 2021, there was a balance of $15,000 due to the affiliate, which amount is included in due to related party on the accompanying condensed balance sheets.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Per a commitment letter, the Sponsor will make available an aggregate amount of up to $250,000 to provide the Company with funds for working capital purposes. Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.
Consulting Agreement
The Company and its Chief Financial Officer (“CFO”) entered into a consulting agreement pursuant to which the CFO receives $15,600 per month for services rendered, commencing February 1, 2021, through the closing of our initial business combination. On April 1, 2022, the agreement with the CFO was amended so that the CFO would be paid $10,400 per month. An additional amount of $5,200 per month beginning April 1, 2022 through the consummation of the initial business combination will become payable upon a successful consummation of a business combination. If a successful business combination does not occur, the Company will not be required to pay this additional contingent amount. The additional contingent fees have therefore not been accrued for as of September 30, 2022.
For the three months and nine months ended September 30, 2022, the Company recorded $31,200 and $
109,200
of compensation for services provided. For the three months ended September 30, 2021 and for the period from February 9, 2021 (date of inception) through September 30, 2021, the Company recorded $46,800 and $124,800 of compensation for services provided. As of September 30, 2022 and December 31, 2021, there was no balance due to the CFO.
Limited Payments
The Company has agreed to pay its Chief Operating Officer and Chief Financial Officer a
one-time
fee of $300,000 and $150,000, respectively, upon the consummation of the initial business combination. The amounts will only become payable upon a successful business combination. If a successful business combination does not occur, the Company will not be required to pay these contingent fees. These fees have therefore not been accrued for as of September 30, 2022 and December 31, 2021. There can be no assurances that the Company will complete a business combination.
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

NOTE 7. STOCKHOLDERS’ EQUITY
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 23,000,000 shares of the Class A Common Stock that were classified as temporary equity in the accompanying balance sheets.
Class
 B Common Stock
— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.
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

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00
Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, or the 30 -day redemption period to each warrant holder; and

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	September 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account	1	$235,799,893	234,616,116
Liabilities:
Warrant liability – Private Placement Warrants	3	$1,920,000	7,320,000
Warrant liability – Public Warrants	1	1,840,000	6,670,000
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

As of September 30, 2022 and December 31, 2021, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of September 30, 2022, the Company used a Monte Carlo simulation model to value the Private Placement Warrants. As of December 31, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of September 30, 2022 and December 31, 2021 per Public Warrant to estimate the volatility for the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs. The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2022:

Fair Value Measurement Using Level 3 Inputs Total
Balance, fair value at June 30, 2022	$2,040,000
Change in fair value of derivative warrant liabilities	(120,000)

Balance, fair value at September 30, 2022	$1,920,000

Fair Value Measurement Using Level 3 Inputs Total
Balance, fair value at December 31, 2021	$7,320,000
Change in fair value of derivative warrant liabilities	(5,400,000)

Balance, fair value at September 30, 2022	$1,920,000

As of September 30, 2022 and December 31, 2021, the fair value of the derivative feature of the Warrants was calculated using the following range of weighted average assumptions:

	September 30, 2022	December 31, 2021
Risk-free interest rate	4.06%	1.26%
Expected volatility of underlying shares	2.00%	12.0%
Dividend yield	0%	0%
Probability of business combination	21%	90%
The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Total
Fair value at December 31, 2021	$7,320,000	$6,670,000	$13,990,000
Change in fair value	(5,400,000)	(4,830,000)	(10,230,000)

Fair value at September 30, 2022	$1,920,000	$1,840,000	$3,760,000

As of September 30, 2022 and December 31, 2021, the derivative liability was $3,760,000 and $13,990,000, respectively. In addition, for the three months and nine months ended September 30, 2022, the Company recorded $235,000 and $10,230,000 as a gain on the change in fair value of the derivative warrants on the statements of operations.
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

Our business activities from inception to September 30, 2022 consisted primarily of our preparation for our Public Offering that was completed on November 2, 2021 and, since the Closing Date, identification and evaluation of prospective acquisition targets for an Initial Business Combination.

At September 30, 2022, we had cash of approximately $215,500 and working capital of approximately $365,300. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

Results of Operations

For the three months ended September 30, 2022 and 2021, we had net income of $920,184 and a net loss of $40,954, respectively. Our net income for the three months ended September 30, 2022 consisted of interest income earned in the amount of $1,031,530 on funds held in the Trust Account, operating expenses that total $323,407 and a gain of $235,000 reflecting the change in fair value of derivative warrant liability associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants. In addition, the Company record an income tax provision of $22,939. Our net loss for the three months ended September 30, 2021 was $40,954 and consisted solely of formation costs.

For the nine months ended September 30, 2022, we had net income of $10,089,460. Our net income for the nine months ended September 30, 2022 consisted of interest income earned in the amount of $1,436,349 on funds held in the Trust Account and operating expenses that total $1,101,157 and a gain of $10,230,000 reflecting the change in fair value of derivative warrant liability associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants. In addition, the Company record an income tax provision of $475,732. Our net loss for the period February 9, 2021 (inception) through September 30, 2021 was $126,155 and consisted solely of formation costs.

Going Concern Considerations, Liquidity and Capital Resources

As of September 30, 2022, we had investments held in the Trust Account of approximately $235.8 million principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $100,000 of any dissolution expenses. As of September 30, 2022, we had working capital of approximately $365,300, current liabilities of approximately $300,800 and cash of approximately $215,500.

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

Contractual Obligations

At September 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On October 28, 2021, we entered into an administrative services agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $15,000 per month for office space, utilities and secretarial, and administrative support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

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

Net Income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Weighted average shares for the period February 9, 2021 (inception) through March 31, 2021 were reduced for the effect of an aggregate of 750,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. At September 30, 2022 and 2021, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings (losses) of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the three months ended September 30, 2022 and 2021, the nine months ended September 30, 2022 and the period from February 9, 2021 (inception) through September 30, 2021.

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

As of September 30, 2022, we were not subject to any market or interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (Rules 13a-15(f) and 15d-15(f) of the Exchange Act) were not effective and a material weakness existed solely related to our accounting for complex financial instruments.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Taxes

New legislation that would change U.S. or foreign taxation of business activities could seriously harm our business, or the financial markets and the market price of our Class A common stock.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRAct”), which, among other things, imposes a 1% excise tax on any domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. While not free from doubt, absent any further guidance from the IRS or Congress, the Excise Tax may apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with a merger, unless an exemption is available. Except for franchise taxes and income taxes, we may be prohibited from using the proceeds placed in the Trust Account and the interest earned thereon to pay for fees or taxes that may be levied on the Company pursuant to any current, pending, or future rules or laws, including without limitation any excise tax due under the IRAct on any redemptions or stock buybacks by the Company.

Based on our preliminary assessment, we do not anticipate a material impact on our financial statements. Management will continue to assess the impact of the IRAct as additional guidance becomes available.

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

Dated: November 07, 2022