Form 10-K
period 2022-12-31
AltEnergy Acquisition Corp
filed 2023-04-11
CIK 1852016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to

§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
The aggregate market value of the Registrant’s Common Stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2022, computed by reference to the closing price of the common stock reported on The Nasdaq Global Market on such date, was $228,390,000.00.
As of March 31, 2023, 23,000,000 shares of Class A common stock, par value $0.0001, and 5,750,000 shares of Class B common stock, $0.0001 par value, were issued and outstanding.
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

Introduction

AltEnergy Acquisition Corp. is a newly incorporated blank check company formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our initial business combination. While we may pursue an initial business combination in any industry, we intend to focus our efforts on businesses that leverage our management team’s experience in acquiring and operating businesses that are involved in renewable energy or related clean technology, which we refer to as the alternative energy sector. We intend to focus on the significant opportunities we believe will result from the ongoing transformation of the energy ecosystem and the macro trends related to electrification and decarbonization – global changes which Bloomberg Energy Finance (BNEF) projects will require an investment of between $78-$130 trillion through 2050. Specifically, we believe that select companies will represent opportunities stemming from these vast capital flows, and the best of these companies will provide exceptional high-growth investment opportunities. We have reviewed, and continue to review, a number of opportunities to enter into a business combination, but we are not able to determine at this time whether we will complete a business combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

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

Renewable Technology Adoption and Applications: With renewables set to attract $12 trillion of global investment in new energy generation capacity between 2020 and 2050 (80% of the total), tremendous profits will be earned by companies that outperform in scaling this build out or improving its efficiency. We expect these companies to include winners in next-generation photovoltaics, power electronics, renewables-powered infrastructure (data centers, desalination, urban agriculture, hydrogen production, etc.), and electrification enabling technology. For example, industries identified as targets for electrification by the National Renewable Energy Laboratory currently burn $28 billion annually in oil and gas fuel for thermal processes and electric power.

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

Deep Universe of Targets: Overall we believe our leadership team’s broad and deep experience lends itself to sourcing opportunities from a large universe of companies that deliver business solutions in sustainable infrastructure and technology, and that would benefit from access to the public markets and the diverse skill set of our management team. We intend to focus on evaluating established companies with leading competitive positions. We believe the anticipated growth in renewable energy technologies, electrification, and decarbonization will present a substantial number of actionable opportunities with the required scale that fit our acquisition criteria.

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

•

Have the Potential to Grow Organically or Through Additional Acquisitions: We will seek to acquire a business that has the potential to grow both organically through market expansion or increased market share as well as through external acquisitions.

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

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issuance of Class A shares on a greater than one-

to-one basis upon conversion of the Class B common stock at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

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

We may only be able to complete one business combination with the proceeds of the initial public offering and the sale of the private placement warrants received by us remaining after share redemptions, which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

Of the net proceeds from the initial public offering and the sale of the private placement warrants, $234,600,000 less amounts paid in connection with share redemptions will be available to complete our initial business combination and pay related fees and expenses (which includes $8,050,000 for the payment of deferred underwriting commissions). We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time.

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

We may face risks related to businesses in the Energy Industry

Business combinations with companies in the alternative energy sector, which we broadly define as consisting of all companies the business of which results, directly or indirectly, in the reduction of CO2 and other greenhouse gases into the atmosphere that would otherwise have occurred, entail certain risks. If we are successful in completing a business combination with such a target business, in addition to risks associated with businesses generally, we may be subject to, and possibly adversely affected by, among others, the following risks:

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of the initial public offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of the initial public offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

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

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

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

Holders

As of March 31, 2023, there were 1 holder of record of our units, 1 holder of record of our Class A common stock and 3 holders of record of our warrants.

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

For the year ended December 31, 2022, we had net income of $13,805,233. Our net income consisted of interest income earned in the amount of $3,376,559 on the funds in Trust and operating expenses that total $1,532,260, a gain of $12,591,000 reflecting the change in fair value of derivative warrant liability associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants and income tax expense of $630,066.

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

Going Concern Considerations, Liquidity and Capital Resources

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

For the period from February 9, 2021 (inception) through December 31, 2021, cash used in operating activities was $1,128,074, consisting primarily of net income of $11,639,507, offset by interest income on the funds held in the Trust $16,146 and a decrease in the fair value of the warrant liabilities of $17,270,000 which were offset by warrant related costs of $926,044 and excess fair value of private placement warrants over proceeds of $4,080,000. Changes in operating assets and liabilities used $487,509 of cash from operating activities.

For the year ending December 31, 2022, cash used in operating activities was $1,549,388, consisting primarily of net income of $13,805,233, offset by interest income on the funds held in the Trust $3,376,559 and a decrease in the fair value of the warrant liabilities of $12,591,000. Changes in operating assets and liabilities used $612,938 of cash from operating activities.

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

The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding the deferred underwriting commissions, and amounts paid to redeem public shares, to complete an initial business combination. To the extent that capital stock or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue growth strategies. If an initial business combination agreement requires the Company to use a portion of the cash in the Trust Account to pay the purchase price or requires the Company to have a minimum amount of cash at closing, the Company will need to reserve a portion of the cash in the Trust Account to meet such requirements or arrange for third-party financing.

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

As of December 31, 2022, we had cash of $212,232 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Per a Commitment Letter, dated March 10, 2022, the Sponsor undertook upon the Company’s written request to make available an aggregate amount of up to $250,000 to provide the Company funds for working capital purposes to ensure that the Company will continue as a going concern for at least 12 months from the public filing of the Company’s Annual Report on Form 10-K for calendar year 2021. Pursuant to a request by the Company, on December 22, the Sponsor made available $175,000 to the Company for working capital purposes. As of December 31, 2022, such funds remained outstanding.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $15,000 for office space, utilities and administrative support to the Company. We began incurring these fees on October 28, 2021. On January 28, 2023 this agreement was amended to provide that, rather than be payable on a monthly basis, the payments due thereunder commencing with the monthly payment payable on or about February 28, 2023 shall accrue and be payable on the completion of a business combination or the Company’s liquidation.

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

Common stock subject to possible redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022 and December 31, 2021, the shares of Class A common stock subject to possible redemption in the amount of $234,600,000 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” The Company’s derivative instruments are recorded at fair value as of the closing date of the Initial Public Offering (November 2, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Public Warrants and the Private Placement Warrants are derivative instruments. As the Public Warrants and the Private Placement Warrants meet the definition of a derivative, the Public Warrants and the Private Placement Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.

Warrants Instruments

We evaluated the Warrants in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815 and are not eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities on the Balance Sheet. Upon consummation of the Initial Public Offering, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of shares of Class B common stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to shares of Class A common stock subject to possible redemption (temporary equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date. The Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

As of December 31, 2022 and December 31, 2021, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of December 31, 2022 and December 31, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of December 31, 2022 and December 31, 2021 per Public Warrant to estimate the volatility for the Private Placement Warrants. As of December 31, 2022 and December 31, 2021, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

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

Net income per share

Net income per share is computed by dividing net income (by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. Net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the period presented. The warrants are exercisable to purchase 23,500,000 shares of Class A common stock in the aggregate.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

Item 8.	Financial Statements and Supplementary Data.
ALTENERGY ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENT

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 688)	F-2
Financial Statements:
Balance Sheets as of December 31, 2022 and December 31, 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from February 9, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2022 and for the period from February 9, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from February 9, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
AltEnergy Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of AltEnergy Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 9, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 9, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s ability to execute its business plan is dependent upon the consummation of a business combination and it lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Further, if the Company does not complete a business combination by May 2, 2023, or obtain approval for an extension of this deadline, it will be required to cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require
that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included
performing
procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures
included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since
2021
.
New York, NY
April 11, 2023

AltEnergy Acquisition Corp.
BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash	$212,232	$979,226
Prepaid expenses	379,264	458,133

Total Current Assets	591,496	1,437,359
Investments held in the Trust Account	237,373,538	234,616,116
Other assets	—	370,931

Total Assets	$237,965,034	$236,424,406

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$470,200	$319,877
Accrued offering costs	—	8,082
Other deferred expenses	12,815	—
Due to related party	15,212	18,873
Loan payable- Sponsor	175,000	—

Total Current Liabilities	673,227	346,832
Derivative warrant liabilities	1,399,000	13,990,000
Deferred underwriting commission	8,050,000	8,050,000

Total liabilities	10,122,227	22,386,832
COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; 23,000,000 shares (at $10.28 and $10.20 per share, respectively)	236,385,597	234,600,000
Stockholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,543,365)	(20,563,001)

Total Stockholders’ Deficit	(8,542,790)	(20,562,426)

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$237,965,034	$236,424,406

The accompanying notes are an integral part of these financial statements

AltEnergy Acquisition Corp.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Period February 9, 2021 (Inception) Through December 31,
	2022	2021
EXPENSES
Administrative fee - related party	$180,000	$45,000
General and administrative	1,352,260	595,595

TOTAL EXPENSES	1,532,260	640,595

OTHER INCOME (EXPENSE)
Income earned on investments held in Trust Account	3,376,559	16,146
Transaction costs allocable to warrant liability	—	(926,044)
Excess fair value of private warrants over proceeds	—	(4,080,000)
Change in fair value of warrant liabilities	12,591,000	17,270,000

TOTAL OTHER INCOME, NET	15,967,559	12,280,102

Net income before income tax provision	14,435,299	11,639,507

Income tax provision	(630,066)	—

Net income	$13,805,233	$11,639,507

Weighted average number of shares of Class A common stock outstanding, basic and diluted	23,000,000	4,175,385

Basic and diluted net income per share of Class A common stock	$0.48	$1.17

Weighted average number of shares of Class B common stock outstanding, basic and diluted	5,750,000	5,750,000

Basic and diluted net income per share of Class B common stock	$0.48	$1.17

The accompanying notes are an integral part of these financial statements

AltEnergy Acquisition Corp.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022

	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount
Balance as of January 1, 2022	5,750,000	$575	$—	$(20,563,001)	$(20,562,426)

Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	(1,785,597)	(1,785,597)
Net income	—	—	—	13,805,233	13,805,233

Balance as of December 31, 2022	5,750,000	$575	$—	$(8,543,365)	$(8,542,790)

FOR THE PERIOD FEBRUARY 9, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of February 9, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	5,750,000	575	24,425	—	25,000
Fair value adjustment of Class A common stock to redemption value	—	—	(24,425)	(32,202,508)	(32,226,933)
Net income	—	—	—	11,639,507	11,639,507

Balance as of December 31, 2021	5,750,000	$575	$—	$(20,563,001)	$(20,562,426)

The accompanying notes are an integral part of these financial statements

AltEnergy Acquisition Corp.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period February 9, 2021 (Inception) Through December 31, 2021
Cash Flows From Operating Activities:
Net income	$13,805,233	$11,639,507
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(3,376,559)	(16,116)
Gain on change in fair value of derivative liabilities	(12,591,000)	(17,270,000)
Excess fair value of private warrants over proceeds	—	4,080,000
Transaction costs allocable to warrant liability	—	926,044
Changes in operating assets and liabilities:
Prepaid expenses	78,869	(458,133)
Other assets	370,931	(370,931)
Other deferred expenses	12,815	—
Accounts payable and accrued expenses	150,323	341,555

Net Cash Used In Operating Activities	(1,549,388)	(1,128,074)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	—	(234,600,000)
Taxes paid from trust	619,137	—

Net Cash (Used In) Provided by Investing Activities	619,137	(234,600,000)

Cash Flows From Financing Activities:
Proceeds from issuance of Class A ordinary shares	—	230,000,000
Proceeds from sale of Private Placement Warrants	—	12,000,000
Payment of underwriter discounts and commissions	—	(4,600,000)
Proceeds from loan payable - sponsor	175,000	—
Proceeds from promissory note	—	250,000
Repayment of promissory note	—	(250,000)
Proceeds from issuance of Class B common stock to sponsor	—	25,000
Proceeds from related party advances	—	20,000
Repayment of related party advances	(3,661)	(32,111)
Payments of offering costs	(8,082)	(705,589)

Net Cash Provided By Financing Activities	163,257	236,707,300

Net change in cash	(766,994)	979,226
Cash at beginning of period	979,226	—

Cash at end of period	$212,232	$979,226

Non-cash financing activities:
Offering costs included in accrued offering costs	$—	$17,388
Expenses paid by related party	$—	$15,984
Fair value of warrants issued with stock	$—	$15,180,000
initial classification value of common stock subject to possible redemption	$—	$202,355,564
Remeasurement of Class A common stock subject to possible redemption	$1,785,597	$32,244,436
Deferred underwriting agreement	$—	$8,050,000
The accompanying notes are an integral part of these financial statements

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
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 9, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after completion of the Business Combination at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.
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
As of November 2, 2021, transaction costs amounted to $13,355,589 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees payable (which are held in the Trust Account) and $705,589 of costs related to the Initial Public Offering. Cash of $212,232 was held outside of the Trust Account on December 31, 2022 and was available for working capital purposes. As described in Note 5, the $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within 18 months from the closing of the Initial Public Offering.
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
Going Concern, Liquidity and Management’s Plan
As of December 31, 2022, the Company had investments held in the Trust Account of approximately $237.4 million principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by the Company to pay taxes, and to pay up to $100,000 of any dissolution expenses. As of December 31, 2022, the Company had a working capital deficit of $81,731, current liabilities of $673,227, including $368,804 related to taxes that may be paid from earnings in the trust, and cash of $212,232.
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
Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and December 31, 2021.
Investments held in Trust Account
At December 31, 2022 and December 31, 2021, the Company’s portfolio of investments held in the Trust Account are invested in mutual funds and government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule
2a-7
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
”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022 and December 31, 2021, the shares of Class A common stock subject to possible redemption in the amount of $236,385,597 and $234,600,000, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
At December 31, 2022 and 2021, the Class A common stock reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Transaction costs allocated to Class A common stock	(12,429,546)
Proceeds allocated to Public Warrants	(15,180,000)

(27,609,546)
Plus:
Fair value adjustment of Class A common stock to redemption value	32,209,546

Class A common stock subject to possible redemption at December 31, 2021	234,600,000
Fair value adjustment of Class A common stock to redemption value	1,785,597
Class A common stock subject to possible redemption at December 31, 2022	$236,385,597

Net income per share
Net income per share is computed by dividing net income (by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class
method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. Net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the period presented. The warrants are exercisable to purchase 23,500,000 shares of Class A common stock in the aggregate.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Year End December 31, 2022
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income, as adjusted	$11,044,186	$2,761,047
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000
Basic and diluted net income per share of common stock	$0.48	$0.48

	For the Period from February 9, 2021 (inception) December 31, 2021
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income, as adjusted	$4,896,477	$6,743,030
Denominator:
Basic and diluted weighted average shares outstanding	4,175,385	5,750,000
Basic and diluted net income per share of common stock	$1.17	$1.17
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
As of December 31, 2022 and December 31, 2021, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of December 31, 2022 and December 31, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of December 31, 2022 and December 31, 2021 per Public Warrant to estimate the volatility for the Private Placement Warrants. As of December 31, 2022 and December 31, 2021, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.
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
Promissory Note — Related Party
On March 25, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company had the ability to borrow up to an aggregate principal amount of $250,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of November 2, 2021, there was $250,000 outstanding under the Promissory Note. On November 3, 2021, the Promissory Note was paid down in its entirety by the Company. As of December 31, 2021, there was no balance outstanding pursuant to the Promissory Note.

Due to Related Party
A related party paid certain offering costs and operating costs on behalf of the Company. These advances are due on demand and are non-interest
bearing. As of December 31, 2022 and December 31, 2021, there was $212 and $3,873, respectively, due to the related party for offering costs and operating costs.
General and Administrative Services
The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor an aggregate of $15,000 per month for office space, utilities and secretarial, and administrative support services. During the year ended December 31, 2022 and 2021, the Company recorded $180,000 and $45,000 in administrative fees. As of December 31, 2022 and December 31, 2021, there was a balance of $15,000 due to the affiliate, which amount is included in due to related party on the accompanying balance sheets. This Agreement was amended in January 2023. See Note 11 Subsequent Events.
Related Party Loans
In order to fund working capital deficiencies the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.
Per a Commitment Letter, dated March 10, 2022, the Sponsor undertook upon the Company’s written request to make available an aggregate amount of up to $250,000 to provide the Company funds for working capital purposes to ensure that the Company will continue as a going concern for at least 12 months from the public filing of the Company’s Annual Report on Form
10-K
for calendar year 2021. Pursuant to a request by the Company, on December 22, the Sponsor made available $175,000 to the Company for working capital purposes. As of December 31, 2022, such funds remained outstanding.
Consulting Agreement
The Company and its Chief Financial Officer (“CFO”) entered into a consulting agreement pursuant to which the CFO receives $15,600 per month for services rendered, commencing February 1, 2021, through the closing of our initial business combination. On April 1, 2022, the agreement with the CFO was amended so that the CFO would be paid $10,400 per month. An additional amount of $5,200 per month beginning April 1, 2022 through the consummation of the initial business combination will become payable upon a successful consummation of a business combination. If a successful business combination does not occur, the Company will not be required to pay this additional contingent amount. The additional contingent fees have therefore not been accrued for as of December 31, 2022. As of December 31, 2022 and December 31, 2021, there was no balance due to the CFO. This consulting agreement was further amended in January 2023. See Note 11. Subsequent Events.
Limited Payments
The Company has agreed to pay its Chief Operating Officer and Chief Financial Officer a
one-time
fee of $300,000 and $150,000, respectively, upon the consummation of the initial business combination. The amounts will only become payable upon a successful business combination. If a successful business combination does not occur, the Company will not be required to pay these contingent fees. These fees have therefore not been accrued for as of December 31, 2022 and December 31, 2021. There can be no assurances that the Company will complete a business combination.
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
NOTE 7. STOCKHOLDERS’ EQUITY
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were 23,000,000 shares of the Class A Common Stock that were classified as temporary equity in the accompanying balance sheets.
Class
 B Common Stock
— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	December 31, 2022	December 31, 2021
Assets:
Investments held in Trust Account	1	$237,373,538	234,616,116
Liabilities:
Warrant liability – Private Placement Warrants	3	$732,000	7,320,000
Warrant liability – Public Warrants	1	667,000	6,670,000
The Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within liabilities on the condensed balance sheets. The warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.
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
As of December 31, 2022 and December 31, 2021, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of December 31, 2022, the Company used a Monte Carlo simulation model to value the Private Placement Warrants. As of December 31, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of December 31, 2022 and December 31, 2021 per Public Warrant to estimate the volatility for the Private Placement Warrants. As of December 31, 2022 and December 31, 2021, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2022 and 2021:

Fair Value Measurement Using Level 3 Inputs Total
Balance, November 2, 2021	$—
Derivative liabilities recorded on issuance of derivative warrants	31,260,000
Transfer to Level 1	(15,180,000)
Change in fair value of derivative liabilities	(8,760,000)

Balance, December 31, 2021	$7,320,000

Fair Value Measurement Using Level 3 Inputs Total
Balance, fair value at December 31, 2021	$7,320,000
Change in fair value of derivative warrant liabilities	(6,588,000)

Balance, fair value at December 31, 2022	$732,000

As of December 31, 2022 and December 31, 2021, the fair value of the derivative feature of the Warrants was calculated using the following range of weighted average assumptions:

	December 31, 2022	December 31, 2021
Risk-free interest rate	3.99%	1.26%
Expected volatility of underlying shares	2.00%	12.0%
Dividend yield	0%	0%
Probability of business combination	12%	90%
The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Total
Fair value at December 31, 2021	$7,320,000	$6,670,000	$13,990,000
Change in fair value	(6,588,000)	(6,003,000)	(12,591,000)

Fair value at December 31, 2022	$732,000	$667,000	$1,399,000

As of December 31, 2022 and December 31, 2021, the derivative liability was $1,399,000 and $13,990,000, respectively. In addition, for the year ended December 31, 2022 and 2021, the Company recorded $12,591,000 and $17,270,000 as a gain on the change in fair value of the derivative warrants on the statements of operations.

NOTE 10. INCOME TAXES
The Company’s net deferred tax assets are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating losses	$—	$33,154
Startup/organizational costs	381,141	101,371

Total deferred tax assets	381,141	134,525

Valuation Allowance	(373,951)	(134,525)

Deferred tax asset, net of allowance	7,190	—
Deferred tax liabilities:
Unrealized gain	(7,190)	—
Total deferred tax liabilities	(7,190)	—
Deferred tax asset, net	$—	$—

Below is breakdown of the income tax provision.

	For the Year Ended December 31, 2022	For the Period From February 9, 2021 (Inception) Through December 31, 2021
Federal
Current	$630,066	$—
Deferred	(239,426)	(134,525)
State and local
Current	—	—
Deferred	—	—
Change in valuation allowance	239,426	134,525

Income tax provision	$630,066	$—

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and period ended December 31, 2021, the change in the valuation allowance was $239,426 and $134,525, respectively.
A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year Ended December 31, 2022	For the Period From February 9, 2021 (Inception) Through December 31, 2021
U.S. federal statutory rate	21.0%	21.0%
Change in fair value of warrants	(18.3)%	—
Other	—	2.80%
Valuation allowance	1.7%	(23.80)%

Income tax provision	4.4%	—%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to changes in fair value of warrants, warrant issuance costs and the recording of full valuation allowances on deferred tax assets. The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The Company considers New York to be a significant state tax jurisdiction. As of December 31, 2022 and December 31, 2021, the Company had $0 and $157,833, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income. The Federal NOLs can be carried forward indefinitely.
NOTE 11. SUBSEQUENT EVENTS
The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, except as noted below, that would have required adjustment or disclosure in the financial statements.
The Administrative Services Agreement between the Company and an affiliate of the Sponsor disclosed in Note 5. Related Party Transactions – General and Administrative Services was amended on January 28, 2023 to provide that, rather than be payable on a monthly basis, the payments due thereunder commencing with the monthly payment payable on or about February 28, 2023 shall accrue and be payable on the consummation of a business combination or the Company’s liquidation.
The Consulting Agreement between the Company and its Chief Financial Officer (“CFO”) disclosed in Note 5. Related Party Transactions – Consulting Agreement was further amended on January 1, 2023, to provide that commencing on January 1, 2023, 100% of the consulting fee of $15,600 per month shall be accrued by the Company for the CFO’s benefit to be paid upon the closing of a business combination if such closing occurs, and if such business combination does not occur, then the accrued amount shall not be due or paid.

AltEnergy Acquisition Corp.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial and accounting officer (our “Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to
Rules 13a-15(e) and
15d-15(e) under
the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that, a material weakness existed solely related our accounting for complex financial instruments.
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

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Russell Stidolph	47	Chief Executive Officer and Chairman
Jonathan Darnell	62	Chief Financial Officer
Arul Gupta	43	Chief Operating Officer
William Campbell	74	Director
Kimberly Heimert	52	Director
Michael Salvator	51	Director
Daniel Shribman	38	Director

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

Kimberly Heimert is one of our directors as of the date hereof since April 4, 2022. She is an Advisory Council Member and the Chair of the Energy/Climate and Blended Finance Committees of the Millennium Challenge Corporation and is a Strategic Advisor to various companies on domestic and international renewable energy matters and financing opportunities. Previously, she served as General Counsel, Board Counsel and Corporate Secretary of Africa50 and Vice President and General Counsel at Oversees Privat Investment Corporation (OPIC). Addison ally, she worked for the law firms of Shearman & Sterling, Chadbourne & Parke and White & Case.

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

Daniel Shribman is one of our directors as of the date hereof. Mr. Shribman is the Chief Investment Officer of B. Riley Financial and President B. Riley Principal Investment subsidiary, since 2019 and 2018, respectfully. Mr. Shribman oversees the B. Riley asset base alongside Co-CEO Bryant Riley. The portfolio consists of several wholly owned operating businesses in addition to cash and investments. In virtually all investments, B. Riley is involved at the board level and works in close collaboration with management teams to maximize shareholder value in the form of operational turnarounds, capital markets financing and communications, and capital deployment initiatives. Mr. Shribman has served as a member of the board of directors of Alta Equipment Group Inc. (NYSE: ALTG) since February 2020, Arena Group Holdings Inc. (Nasdaq: AREN) since June 2021, Next Point Financial (OTCMKTS: NACQF) since August 2021, and FaZe Holdings (Nasdaq: FAZE) since July 2022. Mr. Shribman served as a member of the board of directors of Eos Energy (Nasdaq: EOSE) from November 2020 until September 2022. Mr. Shribman has served as the Chief Executive Officer and Chief Financial Officer of B. Riley Principal 250 Merger Corp (Nasdaq: BRIV), a special purpose acquisition company sponsored by an affiliate of B. Riley Financial since May 2021. Mr. Shribman brings experience in both public and private equity to us. Prior to joining B. Riley Financial, Mr. Shribman was a Portfolio Manager at Anchorage Capital Group, L.L.C., a special situation asset manager, from 2010 to 2018. During Mr. Shribman’s tenure at Anchorage Capital Group, L.L.C., he led investments in dozens of public and private opportunities across the general industrial, transportation, automotive, aerospace, gaming, hospitality and real estate industries. These investments ranged from public equities and bonds to deeply distressed securities, par bank debt, minority owned private equity and majority owned private equity. Prior to Anchorage Capital Group, L.L.C., Mr. Shribman worked at Tinicum Capital Partners, a private equity firm, and in the restructuring advisory group at Lazard (NYSE: LAZ).

Number and Terms of Office of Officers and Directors

We have five directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Ms. Heimert, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Campbell and Salvator, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Stidolph and Shribman, will expire at the third annual meeting of stockholders.

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

Committees of the Board of Directors

Audit Committee

We have established an audit committee of the board of directors. Messrs. Shribman, Salvator and Campbell serve as members of our audit committee, and Mr. Shribman will chair the audit committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Shribman, Salvator and meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Each member of the audit committee is financially literate, and our board of directors has determined that Mr. Salvator qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Compensation Committee

We have established a compensation committee of the board of directors. Messrs. Campbell and Salvator and Ms. Heimert serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Messrs. Campbell and Salvator and Ms. Heimert are independent and Mr. Salvator chairs the compensation committee.

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

Notwithstanding the foregoing, as indicated above, until the earlier of the consummation of our initial business combination or our liquidation and (i) the one-time payments of $150,000 to our Chief Financial Officer and $300,000 to our Chief Operating Officer upon consummation of our initial business combination of for services prior to the consummation of our initial business combination, subject to the terms of independent consulting services agreements, (ii) the payment to our Chief Financial Officer for services prior to the consummation of our initial business combination of $15,600 per month through March 2022 and $10,400 per month from April1, 2022 until the closing of our initial business combination and an additional amount of $5,200 per month beginning April 1, 2022 through consummation of our initial business combination payable only if we consummate an initial business combination, subject to the terms of an independent consulting services agreement, (iii) the payment to an affiliate of our sponsor an aggregate of $15,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses, and in connection with potentially providing financing or other investments in connection with our initial business combination, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our sponsor, officers or directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Nominating and Corporate Governance Committee

We have established a compensation committee of the board of directors. Messrs. Campbell and Shribman and Ms. Heimert serve as members of our compensation committee. Under Nasdaq listing standards, all members of the nominating and corporate governance committee must be independent. Messrs. Campbell and Shribman and Ms. Heimert are independent, and Mr. Campbell chairs the nominating and corporate governance committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance; Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2022 there were no delinquent filers.

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

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation

Russell Stidolph	AltEnergy, LLC	Private Equity	Managing Director
	Eos Energy Enterprises, Inc.	Energy Equipment	Chair

Jonathan Darnell	AltEnergy, LLC	Private Equity	Managing Director
	Green Century Funds	Mutual Funds	Trustee

	Pickwick Capital Partners, LLC	Investment Banking	Managing Director

Arul Gupta	AltEnergy, LLC	Private Equity	Managing Director

William Campbell	I Squared Capital Advisors (US) LLC	Investment Advisor	General Counsel and Managing Director

Michael Salvator	Stone Canyon Industries Holdings, Inc.	Industrial Holding Company	Chief Operating Officer

Daniel Shribman	B. Riley Financial	Financial Services	Chief Investment Officer
	B. Riley Principal Investments, LLC	Financial Services	President

	B. Riley Principal 250 Merger Corp.	Special Purpose Acquisition Company	Chief Executive Officer and Chief Financial Officer

	Next Point Financial	Financial Services	Director, Audit Committee
	FaZe Holdings	Entertainment	Board of Director, Chair of Compensation Committee

	Alta Equipment Group Inc.	Construction Equipment	Director
	Arena Group	Entertainment	Director, Audit and Nomination & Governance Committees

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

Commencing on the date of final registration statement on Form S-1 (No. 333- 258594) filed with the SEC on October 28, 2021, we have agreed to pay an affiliate of our sponsor an aggregate of $15,000 per month for office space, utilities and secretarial and administrative support. The agreement with the affiliate of our sponsor was amended on January 28, 2023 to provide that, rather than be payable on a monthly basis, the payments due thereunder commencing with the monthly payment payable on or about February 28, 2023 shall accrue and be payable on the consummation of a business combination or the Company’s liquidation.

We have agreed to make payment to our Chief Financial Officer of $15,600 per month for his services prior to the consummation of our initial business combination. On April 1, 2022, the agreement with the Chief Financial Officer was amended so that he would be paid $10,400 per month, and an additional amount of $5,200 per month beginning April 1, 2022 through the consummation of the initial business combination will become payable to the Chief Financial Officer upon a successful consummation of a business combination. This agreement with the Chief Financial Officer was further amended on January 1, 2023, to provide that commencing on January 1, 2023, 100% of the consulting fee of $15,600 per month shall be accrued by the Company for the CFO’s benefit to be paid upon the closing of a business combination. If a successful business combination does not occur, we will not be required to pay any further amounts to our Chief Financial Officer. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Additionally, we have agreed to make one-time payments of $150,000 to our Chief Financial Officer and $300,000 to our Chief Operating Officer upon consummation of our initial business combination, subject to the terms of independent consulting services agreements.

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

The beneficial ownership of our common stock is based on 28,750,000 shares of common stock issued and outstanding as of March 31, 2023, consisting of 23,000,0000 shares of Class A common stock and 5,750,000 shares of Class B common stock.

Name and Address of Beneficial Owner(1) Directors, Executive Officers and Founders	Number of Shares Beneficially Owned		Approximate Percentage of Outstanding Common Stock
AltEnergy Acquisition Sponsor, LLC(3)	5,750,000	(2)	20%
Russell Stidolph(3)	5,750,000	(2)	20%
Jonathan Darnell
Arul Gupta
William Campbell
Kimberly Heimert
Michael Salvator
Daniel Shribman

All officers and directors as a group (seven individuals)	5,750,000	(2)	20%
Five Percent Holders

Calamos Market Neutral Income Fund, a series of Calamos Investment Trust(4)	1,500,000		6.5%
Adage Capital Partners, L.P(5)	1,800,000		7.83%
Highbridge Capital Management, LLC(6)	1,515,361		6.59%
Periscope Capital Inc.(7)	1,313,830		5.71%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 600 Lexington Ave, 9th Floor, New York, NY 10022.
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

(5)

According to a Schedule 13G filed with the SEC on November 12, 2021, Adage Capital Partners, L.P. shares voting and dispositive power over 1,800,000 shares of the Company’s Class A common stock with Adage Capital Partners GP, L.L.C., Adage Capital Advisors, L.L.C., Robert Atchinson and Phillip Gross. The business address of these reporting persons is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(6)

According to a Schedule 13G filed with the SEC on February 2, 2023, Highbridge Capital Management, LLC, a series of Highbridge Funds has voting and dispositive power over 1,515,361 shares of the Company’s Class A common stock. The business address of this reporting person is 277 Park Avenue, 23rd floor, New York, NY 10172.

(7)

According to a Schedule 13G filed with the SEC on February 13, 2023, Periscope Capital Inc., a series of Periscope Funds has voting and dispositive power over 1,313,830 shares of the Company’s Class A common stock. The business address of this reporting person is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ending December 31, 2022 totaled $104,186. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum any fees for consultations concerning financial accounting and reporting standards during the year ending December 31, 2022.

Tax Fees. We did not pay Marcum for tax planning and tax advice during the year ending December 31, 2022.

All Other Fees. We did not pay Marcum for other services during the year ending December 31, 2022.

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

(c)	Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40984), filed with the Securities and Exchange Commission on March 24 2023).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-258594) , filed with the Securities and Exchange Commission on October 7, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-258594) , filed with the Securities and Exchange Commission on October 7, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-258594) , filed with the Securities and Exchange Commission on October 7, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-258594) , filed with the Securities and Exchange Commission on October 7, 2021).

Exhibit Number	Description

4.4	Warrant Agreement, dated October 28, 2021, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40984, filed with the Securities and Exchange Commission on November 8, 2021).

10.1	Letter Agreement, dated October 28, 2021, among the Company, AltEnergy Acquisition Sponsor, LLC and B. Riley Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40984, filed with the Securities and Exchange Commission on November 8, 2021).

10.2	Registration Rights Agreement, dated October 28, 2021, among the Company, AltEnergy Acquisition Sponsor and B. Riley Principal Investments, LLC. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40984, filed with the Securities and Exchange Commission on November 8, 2021).

Exhibit Number	Description

10.3	Administrative Services Agreement, dated October 28, 2021, between the Company and AltEnergy, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-40984, filed with the Securities and Exchange Commission on November 8, 2021).

10.4	Private Placement Warrant Subscription Agreement, dated October 28, 2021, among the Company, AltEnergy Acquisition Sponsor and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40984, filed with the Securities and Exchange Commission on November 8, 2021).

10.5	Private Placement Warrant Subscription Agreement, dated October 28, 2021, among the CompanyB. Riley Principal Investments, LLC and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40984, filed with the Securities and Exchange Commission on November 8, 2021).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-258594) , filed with the Securities and Exchange Commission on October 7, 2021).

10.7	Consulting Agreement, dated April 12, 2021, by and between the Registrant and Jonathan R. Darnell (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-258594) , filed with the Securities and Exchange Commission on October 7, 2021).

10.8	Consulting Agreement, dated April 12, 2021, by and between Registrant and Arul Gupta (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-258594) , filed with the Securities and Exchange Commission on October 7, 2021).

10.9	Amendment to Administrative Services Agreement, dated January 28, 2023, between the Company and AltEnergy, LLC

10.10	Amendment to Consulting Agreement, dated April 1, 2022, by and between the Registrant and Jonathan R. Darnell

10.11	Amendment to Consulting Agreement, dated January 1, 2023, by and between the Registrant and Jonathan R. Darnell

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10K filed with the Securities and Exchange Commission on March 15, 2022.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.CAL	Inline XBRL Taxonomy Extension Schema Document

101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of April, 2023.

AltEnergy Acquisition Corp.

By:	/s/ Russell Stidolph
Name:	Russell Stidolph
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Russell Stidolph	Chief Executive Officer (Principal executive officer) and Director	April 11, 2023
Russell Stidolph

/s/ Jonathan Darnell	Chief Financial Officer (Principal financial and accounting officer)	April 11, 2023
Jonathan Darnell

/s/ William Campbell	Director	April 11, 2023
William Campbell

/s/ Kimberly Heimert	Director	April 11, 2023
Kimberly Heimert

/s/ Michael Salvator	Director	April 11, 2023
Michael Salvator

/s/ Daniel Shribman	Director	April 11, 2023
Daniel Shribman