Form 10-K/A
period 2022-12-31
AltEnergy Acquisition Corp
filed 2023-05-23
CIK 1852016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-40984

ALTENERGY ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-2157013
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization	Identification No.)

600 Lexington Avenue 9th Floor New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)
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

The founder shares will automatically convert into Class A common stock at the time of our initial business combination, or earlier at the option of the holders, on a one-for-one basis, subject to adjustment as provided herein. In the case that additional shares of Class A common stock, or equity- linked securities convertible or exercisable for Class A common stock, are issued or deemed issued in excess of the amounts offered in the initial public offering and related to the closing of the initial business combination, the ratio at which founder shares shall convert into Class A common stock will be adjusted so that the number of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of all outstanding shares of common stock upon completion of the initial business combination, excluding the shares of Class A common stock underlying the private placement warrants and any shares or equity-linked securities issued, or to be issued, to any seller in the business combination and any private placement-equivalent units issued to our sponsor or its affiliates upon conversion of loans made to us. This is different from most other similarly structured blank check companies in which the initial stockholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination. Additionally, the aforementioned adjustment will not take into account any shares of Class A common stock redeemed in connection with the business combination. Accordingly, the holders of the founder shares could receive additional shares of Class A common stock even if the additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued solely to replace those shares that were redeemed in connection with the business combination. The foregoing may make it more difficult and expensive for us to consummate an initial business combination.

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

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post- combination business.

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

On November 2, 2021, we consummated our initial public offering of 23,000,000 units, including 3,000,000 units sold upon exercise of the underwriters’ over-allotment option. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $230,000,000. B. Riley Securities, Inc. served as the sole book-running manager for the offering. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333- 258594). The SEC declared the registration statement effective on October 28, 2021.

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

Item 6. Selected Financial Data.

Not required.

Item 7. Management’s Discussion And Analysis of Financial Condition And Results of Operations Special Note Regarding Forward-Looking Statements (Restated)

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Restatement

In connection with the preparation of the financial statements of the Company as of and for the three months ended March 31, 2023, the Company determined that there were errors related to the calculation of the derivative warrant liabilities in the previously issued financial statements as of and for the year ended December 31, 2022.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company determined that the errors were material to its previously issued financial statements. Therefore, the Company concluded that the previously issued financial statements should be restated.

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

For the year ended December 31, 2022, we had net income of $12,854,233. Our net income consisted of interest income earned in the amount of $3,376,559 on the funds in Trust and operating expenses that total $1,532,260, a gain of $11,640,000 reflecting the change in fair value of derivative warrant liability associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants and income tax expense of $630,066.

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

For the year ending December 31, 2022, cash used in operating activities was $1,549,388, consisting primarily of net income of $12,854,233, offset by interest income on the funds held in the Trust $3,376,559 and a decrease in the fair value of the warrant liabilities of $11,640,000. Changes in operating assets and liabilities used $612,938 of cash from operating activities.

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

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(this “Form
10-K/A”)
amends and restates certain items noted below in the Annual Report on Form
10-K
of AltEnergy Acquisition Corp. (the “Company”) for the fiscal year ended December 31, 2022, as originally filed with the Securities and Exchange Commission on April 11, 2023 (the “Original Filing”).
This Form
10-K/A
amends the Original Filing to include restated financial statements for the 2022 fiscal year. For the convenience of the reader, this Form
10-K/A
sets forth the Original Filing, as amended, in its entirety; however, this Form
10-K/A
amends and restates only the following financial statements and disclosures that were impacted from the correction of the error:

•	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Financial Statements and Supplementary Data

•	Item 9A.

•	Exhibits and Financial Statement Schedules
In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form
10-K/A.
Except as described above, no other changes have been made to the Original Filing. This Form
10-K/A
speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

Item 8. Financial Statements and Supplementary Data.
ALTENERGY ACQUISITION CORP.
INDEX TO FINANCIAL
STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID 688)	F-2
Financial Statements:
Balance Sheets (Restated) as of December 31, 2022 and December 31, 2021	F-3
Statements of Operations (restated) for the year ended December 31, 2022 and for the period from February 9, 2021 (inception) through December 31, 2021 F-4 Statements of Changes in Stockholders’ Equity (Deficit) (Restated) for the year ended December 31, 2022 and for the period from February 9, 2021 (inception) through December 31, 2021
F-4
Statements of Cash Flows (Restated) for the year ended December 31, 2022 and for the period from February 9, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements (Restated)	F-7

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
Restatement of 2022 Financial Statements
As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2022 and for the year ended December 31, 2022 have been restated.
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
/s/ Marcum
LLP
Marcum
LLP

We have served as the Company’s auditor since 2021.
New York, NY
April 11, 2023, except for the effects of the restatement discussed in Note 2 as to which the date is May 22, 2023.

AltEnergy Acquisition Corp.
BALANCE SHEETS

	December 31,	December 31,
	2022	2021
	( As Restated –See Note 2)
ASSETS
Current Assets:
Cash	$212,232	$979,226
Prepaid expenses	379,264	458,133

Total Current Assets	591,496	1,437,359
Investments held in the Trust Account	237,373,538	234,616,116
Other assets	—	370,931

Total Assets	$237,965,034	$236,424,406

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$470,200	$319,877
Accrued offering costs	—	8,082
Other deferred expenses	12,815	—
Due to related party	15,212	18,873
Loan payable- Sponsor	175,000	—

Total Current Liabilities	673,227	346,832
Derivative warrant liabilities	2,350,000	13,990,000
Deferred underwriting commission	8,050,000	8,050,000

Total liabilities	11,073,227	22,386,832
COMMITMENTS AND CONTINGENCIES (Note 7 )
Class A common stock subject to possible redemption; 23,000,000 shares (at $10.28 and $10.20 per share, respectively)	236,385,597	234,600,000
Stockholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,494,365)	(20,563,001)

Total Stockholders’ Deficit	(9,493,790)	(20,562,426)

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$237,965,034	$236,424,406

The accompanying notes are an integral part of these financial statements

AltEnergy Acquisition Corp.
STATEMENTS OF OPERATIONS

		For the
		Period
		February 9,
		2021
	For the Year	(Inception)
	Ended	Through
	December 31,	December 31,
	2022 ( As Restated – See Note 2)	2021

EXPENSES
Administrative fee - related party	$180,000	$45,000
General and administrative	1,352,260	595,595

TOTAL EXPENSES	1,532,260	640,595

OTHER INCOME (EXPENSE)
Income earned on investments held in Trust Account	3,376,559	16,146
Transaction costs allocable to warrant liability	—	(926,044)
Excess fair value of private warrants over proceeds	—	(4,080,000)
Change in fair value of warrant liabilities	11,640,000	17,270,000

TOTAL OTHER INCOME, NET	15,016,559	12,280,102

Net income before income tax provision	13,484,299	11,639,507

Income tax provision	(630,066)	—

Net income	$12,854,233	$11,639,507

Weighted average number of shares of Class A common stock outstanding, basic and diluted	23,000,000	4,175,385

Basic and diluted net income per share of Class A common stock	$0.45	$1.17

Weighted average number of shares of Class B common stock outstanding, basic and diluted	5,750,000	5,750,000

Basic and diluted net income per share of Class B common stock	$0.45	$1.17

The accompanying notes are an integral part of these financial statements

AltEnergy Acquisition Corp.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022 (As Restated – See Note 2)

	Class B Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of January 1, 2022	5,750,000	$575	$—	$(20,563,001)	$(20,562,426)

Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	(1,785,597)	(1,785,597)
Net income	—	—	—	12,854,233	12,854,233

Balance as of December 31, 2022	5,750,000	$575	$—	$(9,494,365)	$(9,493,790)

FOR THE PERIOD FEBRUARY 9, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class B Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance as of February 9, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	5,750,000	575	24,425	—	25,000
Fair value adjustment of Class A common stock to redemption value	—	—	(24,425)	(32,202,508)	(32,226,933)
Net income	—	—	—	11,639,507	11,639,507

Balance as of December 31, 2021	5,750,000	$575	$—	$(20,563,001)	$(20,562,426)

The accompanying notes are an integral part of these financial statements

AltEnergy Acquisition Corp.
STATEMENTS OF CAS
H
FLOWS

		For the
		Period
		February 9,
		2021
	For the Year	(Inception)
	Ended	Through
	December 31,	December 31,
	2022	2021
	(As Restated – See Note 2)

Cash Flows From Operating Activities:
Net income	$12,854,233	$11,639,507
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(3,376,559)	(16,116)
Gain on change in fair value of derivative liabilities	(11,640,000)	(17,270,000)
Excess fair value of private warrants over proceeds	—	4,080,000
Transaction costs allocable to warrant liability	—	926,044
Changes in operating assets and liabilities:
Prepaid expenses	78,869	(458,133)
Other assets	370,931	(370,931)
Other deferred expenses	12,815	—
Accounts payable and accrued expenses	150,323	341,555

Net Cash Used In Operating Activities	(1,549,388)	(1,128,074)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	—	(234,600,000)
Taxes paid from trust	619,137	—

Net Cash (Used In) Provided by Investing Activities	619,137	(234,600,000)

Cash Flows From Financing Activities:
Proceeds from issuance of Class A ordinary shares	—	230,000,000
Proceeds from sale of Private Placement Warrants	—	12,000,000
Payment of underwriter discounts and commissions	—	(4,600,000)
Proceeds from loan payable—sponsor	175,000	—
Proceeds from promissory note	—	250,000
Repayment of promissory note	—	(250,000)
Proceeds from issuance of Class B common stock to sponsor	—	25,000
Proceeds from related party advances	—	20,000
Repayment of related party advances	(3,661)	(32,111)
Payments of offering costs	(8,082)	(705,589)

Net Cash Provided By Financing Activities	163,257	236,707,300

Net change in cash	(766,994)	979,226
Cash at beginning of period	979,226	—

Cash at end of period	$212,232	$979,226

Non-cash financing activities:
Offering costs included in accrued offering costs	—	$17,388
Expenses paid by related party	—	$15,984
Fair value of warrants issued with stock	—	$15,180,000
initial classification value of common stock subject to possible redemption	—	$202,355,564
Remeasurement of Class A common stock subject to possible redemption	$1,785,597	$32,244,436
Deferred underwriting agreement	—	$8,050,000
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
The
registration statement for the Company’s Initial Public Offering was declared effective on October 28, 2021. On November 2, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $200,000,000, which is described in Note
4
.
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
As of November 2, 2021, transaction costs amounted to $13,355,589 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees payable (which are held in the Trust Account) and $705,589 of costs related to the Initial Public Offering. Cash of $212,232 was held outside of the Trust Account on December 31, 2022 and was available for working capital purposes. As described in Note
6
, the $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within 18 months from the closing of the Initial Public Offering.
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
.”

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its second amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note
6
) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.
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
The holders of the Founder Shares have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the holders of Founder Shares acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note
7
) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
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
NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the financial statements of the Company as of and for the three months ended March 31, 2023, the Company determined that there were errors related to the calculation of the derivative warrant liabilities in the previously issued financial statements as of and for the year ended December 31, 2022.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company determined that the errors were material to its previously issued financial statements. Therefore, the Company concluded that the previously issued financial statements should be restated.

The following tables summarize the effect of the restatement on each financial statement line items as of the dates, and for the period, indicated:

	As previously presented	Adjustments	As restated	Percent
Balance sheet - December 31, 2022
Derivative warrant liabilities	$1,399,000	$951,000	$2,350,000	68.0%
Total liabilities	$10,122,227	$951,000	$11,073,227	9.4%
Accumulated deficit	($8,543,365)	($951,000)	($9,494,365)	11.1%
Total Stockholders’ Deficit	($8,542,790)	($951,000)	($9,493,790)	11.1%
Statement of Operation - For the year ended December 31, 2022
Change in fair value of warrant liabilities	$12,591,000	($951,000)	$11,640,000	-7.6%
Total Other Income, Net	$15,967,559	($951,000)	$15,016,559	-6.0%
Net income	$13,805,233	($951,000)	$12,854,233	-6.9%
Basic and diluted net income per share of Class A common stock	$0.48	($0.03)	$0.45	-6.2%
Basic and diluted net income per share of Class B common stock	$0.48	($0.03)	$0.45	-6.2%
Statement of Changes in Stockholders’ Deficit - For the year ended December 31, 2022
Net Income	$13,805,233	($951,000)	$12,854,233	-6.9%
Accumulated Deficit	($8,543,365)	($951,000)	($9,494,365)	11.1%
Stockholders’ Deficit	($8,542,790)	($951,000)	($9,493,790)	11.1%
Statement of Cash Flows - For the year ended December 31, 2022
Net income	$13,805,233	($951,000)	$12,854,233	-6.9%
Change in fair value of warrant liabilities	($12,591,000)	$951,000	($11,640,000)	-7.6%
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

F-1
1

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

F-1
2

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Year End
	December 31, 2022
	Class A	Class B

Basic and diluted net income per share of common stock
Numerator:
Allocation of net income, as adjusted	$10,283,386	$2,570,847
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000
Basic and diluted net income per share of common stock	$0.45	$0.45

	For the Period from February
	9, 2021 (inception)
	December 31, 2021
	Class A	Class B

Basic and diluted net income per share of common stock
Numerator:
Allocation of net income, as adjusted	$4,896,477	$6,743,030
Denominator:
Basic and diluted weighted average shares outstanding	4,175,385	5,750,000
Basic and diluted net income per share of common stock	$1.17	$1.17
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

F-1
3

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

F-1
4

NOTE
4
. INITIAL PUBLIC OFFERING
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
5
. PRIVATE PLACEMENT
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
6
. RELATED PARTY TRANSACTIONS
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

F-1
5

Due to Related Party
A related party paid certain offering costs and operating costs on behalf of the Company. These advances are due on demand and are non-interest
bearing. As of December 31, 2022 and December 31, 2021, there was $212 and $3,873, respectively, due to the related party for offering costs and operating costs.
General and Administrative Services
The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor an aggregate of $15,000 per month for office space, utilities and secretarial, and administrative support services. During the year ended December 31, 2022 and 2021, the Company recorded $180,000 and $45,000 in administrative fees. As of December 31, 2022 and December 31, 2021, there was a balance of $15,000 due to the affiliate, which amount is included in due to related party on the accompanying balance sheets. This Agreement was amended in January 2023. See Note 1
2
 Subsequent Events.
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
Consulting Agreement
The Company and its Chief Financial Officer (“CFO”) entered into a consulting agreement pursuant to which the CFO receives $15,600 per month for services rendered, commencing February 1, 2021, through the closing of our initial business combination. On April 1, 2022, the agreement with the CFO was amended so that the CFO would be paid $10,400 per month. An additional amount of $5,200 per month beginning April 1, 2022 through the consummation of the initial business combination will become payable upon a successful consummation of a business combination. If a

successful business combination does not occur, the Company will not be required to pay this additional contingent amount. The additional contingent fees have therefore not been accrued for as of December 31, 2022. As of December 31, 2022 and December 31, 2021, there was no balance due to the CFO. This consulting agreement was further amended in January 2023. See Note 1
2
. Subsequent Events.
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
7
. COMMITMENTS AND CONTINGENCIES
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

F-1
6

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
8
. STOCKHOLDERS’ EQUITY
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
9
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

F-1
7

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
NOTE 10. FAIR VALUE MEASUREMENTS (RESTATED)
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
assets and liabilities that are
re-measured
and reported at fair value at least annually.

F-1
8

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
The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	December 31, 2022	December 31, 2021

Assets:
Investments held in Trust Account	1	$237,373,538	234,616,116
Liabilities:
Warrant liability – Private Placement Warrants	3	$1,200,000	7,320,000
Warrant liability – Public Warrants	1	1,150,000	6,670,000
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

F-1
9

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

Fair Value
Measurement
Using Level 3
Inputs Total

Balance, fair value at December 31, 2021	$7,320,000
Change in fair value of derivative warrant liabilities	(6,120,000)

Balance, fair value at December 31, 2022	$1,200,000

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
The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Total

Fair value at December 31, 2021	$7,320,000	$6,670,000	$13,990,000
Change in fair value	(6,120,000)	(5,520,000)	(11,640,000)

Fair value at December 31, 2022	$1,200,000	$1,150,000	$2,350,000

As of December 31, 2022 and December 31, 2021, the derivative liability was $2,350,000 and $13,990,000, respectively. In addition, for the year ended December 31, 2022 and 2021, the Company recorded $11,640,000 and $17,270,000 as a gain on the change in fair value of the derivative warrants on the statements of operations.

F-
20

NOTE 11. INCOME TAXES
The Company’s net deferred tax assets are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating losses	$—	$33,154
Startup/organizational costs	381,141	101,371

Total deferred tax assets	381,141	134,525

Valuation Allowance	(373,951)	(134,525)

Deferred tax asset, net of allowance	7,190	—
Deferred tax liabilities:
Unrealized gain	(7,190)	—
Total deferred tax liabilities	(7,190)	—
Deferred tax asset, net	$—	$—

Below is breakdown of the income tax provision.

	For the Year Ended December 31, 2022	For the Period From February 9, 2021 (Inception) Through December 31, 2021

Federal
Current	$630,070	$—
Deferred	(239,426)	(134,525)
State and local
Current	(4)	—
Deferred	—	—
Change in valuation allowance	239,426	134,525

Income tax provision	$630,066	$—

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
A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year Ended December 31, 2022	For the Period From February 9, 2021 (Inception) Through December 31, 2021

U.S. federal statutory rate	21.0%	21.0%
Change in fair value of warrants	(18.1)%	—
Other	—	2.80%
Valuation allowance	1.8%	(23.80)%

Income tax provision	4.7%	—%

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
NOTE 1
2
. SUBSEQUENT EVENTS
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

F-2
2

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
and
15d-15(e)
under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that, material weaknesses exist related our accounting for complex financial instruments and our accounting and reporting for the completeness and accuracy of warrant liabilities and the corresponding change in the fair value of the warrant liability, that led to the restatement of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In addition to the remediation steps discussed below, the Company has added additional steps to its internal financial review process in order to provide reasonable assurance that a reoccurrence of a material misstatement of any item in our financial statements will not occur.
A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures or internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.
Effective disclosure controls and internal control are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
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

•

obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality- control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

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

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Russell Stidolph	AltEnergy, LLC	Private Equity	Managing Director
	Eos Energy Enterprises, Inc.	Energy Equipment	Chair

Jonathan Darnell	AltEnergy, LLC	Private Equity	Managing Director
	Green Century Funds	Mutual Funds	Trustee

	Pickwick Capital Partners, LLC	Investment Banking	Managing Director

Arul Gupta	AltEnergy, LLC	Private Equity	Managing Director

William Campbell	I Squared Capital Advisors (US)	Investment Advisor	General Counsel and Managing
	LLC		Director

Michael Salvator	Stone Canyon Industries Holdings,	Industrial Holding Company	Chief Operating Officer
Inc.

Daniel Shribman	B. Riley Financial	Financial Services	Chief Investment Officer
	B. Riley Principal Investments,	Financial Services	President
LLC

	B. Riley Principal 250 Merger Corp.	Special Purpose Acquisition	Chief Executive Officer and
		Company	Chief Financial Officer

	Next Point Financial	Financial Services	Director, Audit Committee
	FaZe Holdings	Entertainment	Board of Director, Chair of
Compensation Committee

	Alta Equipment Group Inc.	Construction Equipment	Director
	Arena Group	Entertainment	Director, Audit and
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

	Number of		Approximate
	Shares		Percentage of
Name and Address of Beneficial Owner(1)	Beneficially		Outstanding
Directors, Executive Officers and Founders	Owned		Common Stock
AltEnergy Acquisition Sponsor, LLC(3)	5,750,000	(2)	20%
Russell Stidolph(3)	5,750,000	(2)	20%
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

(c)	Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40984), filed with the Securities and Exchange Commission on March 24 2023).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-258594), filed with the Securities and Exchange Commission on October 7, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-258594), filed with the Securities and Exchange Commission on October 7, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-258594), filed with the Securities and Exchange Commission on October 7, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-258594), filed with the Securities and Exchange Commission on October 7, 2021).

Exhibit Number	Description

4.4	Warrant Agreement, dated October 28, 2021, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40984, filed with the Securities and Exchange Commission on November 8, 2021).

10.1	Letter Agreement, dated October 28, 2021, among the Company, AltEnergy Acquisition Sponsor, LLC and B. Riley Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40984, filed with the Securities and Exchange Commission on November 8, 2021).

10.2	Registration Rights Agreement, dated October 28, 2021, among the Company, AltEnergy Acquisition Sponsor and B. Riley Principal Investments, LLC. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40984, filed with the Securities and Exchange Commission on November 8, 2021).

Exhibit Number	Description

10.3	Administrative Services Agreement, dated October 28, 2021, between the Company and AltEnergy, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-40984, filed with the Securities and Exchange Commission on November 8, 2021).

10.4	Private Placement Warrant Subscription Agreement, dated October 28, 2021, among the Company, AltEnergy Acquisition Sponsor and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40984, filed with the Securities and Exchange Commission on November 8, 2021).

10.5	Private Placement Warrant Subscription Agreement, dated October 28, 2021, among the Company, B. Riley Principal Investments, LLC and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40984, filed with the Securities and Exchange Commission on November 8, 2021).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-258594) , filed with the Securities and Exchange Commission on October 7, 2021).

10.7	Consulting Agreement, dated April 12, 2021, by and between the Registrant and Jonathan R. Darnell (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-258594) , filed with the Securities and Exchange Commission on October 7, 2021).

10.8	Consulting Agreement, dated April 12, 2021, by and between Registrant and Arul Gupta (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-258594) , filed with the Securities and Exchange Commission on October 7, 2021).

10.9	Amendment to Administrative Services Agreement, dated January 28, 2023, between the Company and AltEnergy, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10K filed with the Securities and Exchange Commission on April 11, 2023).

10.10	Amendment to Consulting Agreement, dated April 1, 2022, by and between the Registrant and Jonathan R. Darnell (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10K filed with the Securities and Exchange Commission on April 11, 2023).

10.11	Amendment to Consulting Agreement, dated January 1, 2023, by and between the Registrant and Jonathan R. Darnell (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10K filed with the Securities and Exchange Commission on April 11, 2023).

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10K filed with the Securities and Exchange Commission on March 15, 2022.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.CAL	Inline XBRL Taxonomy Extension Schema Document

101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of May, 2023.

AltEnergy Acquisition Corp.

By:	/s/ Russell Stidolph
Name:	Russell Stidolph
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Russell Stidolph Russell Stidolph	Chief Executive Officer (Principal executive officer) and Director	May 22 , 2023

/s/ Jonathan Darnell Jonathan Darnell	Chief Financial Officer (Principal financial and accounting officer)	May 22, 2023

/s/ William Campbell William Campbell	Director	May 22,2023

Kimberly Heimert	Director	May 22 , 2023

/s/ Michael Salvator Michael Salvator	Director	May 22, 2023

/s/ Daniel Shribman Daniel Shribman	Director	May 22, 2023