Form 10-Q
period 2023-03-31
AltEnergy Acquisition Corp
filed 2023-05-23
CIK 1852016

QUARTERLY REPORT
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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
of the Exchange Act).    ☒  Yes    ☐  No
As of May 19, 2023, 28,500,000 shares of Class A common stock, par value $0.0001 per share, and 250,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

ALTENERGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
AltEnergy Acquisition Corp.
CONDENSED BALANCE SHEETS

	March 31, 2023 (unaudited)	December 31, 2022 (audited)
ASSETS
Current Assets:
Cash	$87,760	$212,232
Prepaid expenses	318,355	379,264

Total Current Assets	406,115	591,496
Investments held in the Trust Account	239,723,359	237,373,538
Other assets	—	—

Total Assets	$240,129,474	$237,965,034

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$17,455	$470,200
Accrued Tax Payable – Franchise Tax	49,950
Accrued Tax Payable – Income Tax	888,321
Other accrued expenses	202,541	12,815
Other accrued expenses – deferred	121,734
Due to related party	45,000	15,212
Loan payable- Sponsor	175,000	175,000

Total Current Liabilities	1,500,001	673,227
Derivative warrant liabilities	1,880,000	2,350,000
Deferred underwriting commission	8,050,000	8,050,000

Total liabilities	11,430,001	11,073,227
COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; 23,000,000 shares	238,629,787	236,385,597
Stockholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,930,889)	(9,494,365)

Total Stockholders’ Deficit	(9,930,314)	(9,493,790)

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$240,129,474	$237,965,034

The accompanying notes are an integral part of these unaudited condensed financial statements
.

AltEnergy Acquisition Corp.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2023	2022
EXPENSES
Administrative fee — related party	$45,000	$45,000
General and administrative	447,689	345,725

TOTAL EXPENSES	492,689	390,725

OTHER INCOME (EXPENSE)
Income earned on investments held in Trust Account	2,423,610	66,601
Change in fair value of warrant liabilities	(470,000)	8,585,000

TOTAL OTHER INCOME, NET	2,893,610	8,651,601

Net income before income tax provision	2,400,921	—

Income tax provision	(593,255)	—

Net income	$1,807,666	$8,260,876

Weighted average number of shares of Class A common stock outstanding, basic and diluted	$23,000,000	23,000,000

Basic and diluted net income per share of Class A common stock	$0.06	$0.29

Weighted average number of shares of Class B common stock outstanding, basic and diluted	5,750,000	5,750,000

Basic and diluted net income per share of Class B common stock	$0.06	$0.29

The accompanying notes are an integral part of these unaudited condensed financial statements.

AltEnergy Acquisition Corp.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount
Balance as of January 1, 2023	$5,750,000	$575	$—	$(9,494,365)	$(9,493,790)

Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	(2,244,190)	(2,244,190)
Net income	—	—	—	1,807,666	1,807,666
Balance as of March 31, 2023	$5,750,000	$575	$—	$(9,930,889)	$(9,930,314)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount
Balance as of January 1, 2022	$5,750,000	$575	$—	$(20,563,001)	$(20,562,426)

Net income	—	—	—	8,260,876	8,260,876
Balance as of March 31, 2022	$5,750,000	$575	$—	$(12,302,125)	$(12,301,550)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AltEnergy Acquisition Corp.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Cash Flows From Operating Activities:
Net income (loss)	$1,807,666	$8,260,876
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(2,423,610)	(66,601)
Loss (Gain) on change in fair value of derivative liabilities	(470,000)	(8,585,000)
Changes in operating assets and liabilities:
Prepaid expenses	60,909	2,500
Other assets	—	110,910
Other deferred expenses	108,919	—
Accounts payable and accrued expenses	688,067	(178,863)

Net Cash Used In Operating Activities	(228,049)	(456,178)

Cash Flows From Investing Activities:
Taxes paid from trust	73,789	—

Net Cash (Used In) Provided by Investing Activities	73,789	—

Cash Flows From Financing Activities:
Proceeds from related party advances	29,788
Repayment of related party payable		(3,873)
Payments of offering costs		(8,082)

Net Cash Provided By (Used In) Financing Activities	29,788	(11,955)

Net change in cash	(124,472)	(468,133)
Cash at beginning of period	212,232	979,226

Cash at end of period	$87,760	$511,093

The accompanying notes are an integral part of these unaudited condensed financial statements.

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
As of March 31, 2023, the Company had not commenced any operations. All activity for the period from February 9, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after completion of the Business Combination at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.
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
As of November 2, 2021, transaction costs amounted to $13,355,589 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees payable (which are held in the Trust Account) and $705,589 of costs related to the Initial Public Offering. Cash of $87,760 was held outside of the Trust Account on March 31, 2023 and was available for working capital purposes. As described in Note 6, the $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business. Combination.
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
.”
The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation, as amended (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.
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
If the Company has not completed a Business Combination within 18 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period. See Note 10.
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
Going Concern, Liquidity and Management’s Plan
As of March 31, 2023, the Company had investments held in the Trust Account of approximately $239.7 million principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by the Company to pay taxes, and to pay up to $100,000 of any dissolution expenses. As of March 31, 2023, the Company had a working capital deficit of approximately 1,094,000, current liabilities of approximately $1.5 million, includes taxes payable of approximately $938,000, which can be recovered from Trust and cash of approximately $88,000.
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,”
management has determined that the Company may lack the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Management has also determined that, in accordance with the Company’s amended and restated articles of incorporation, if the Company is unsuccessful in consummating an initial business combination by May 02, 202
4
, the Company will cease all operations, redeem the public shares and thereafter liquidate and dissolve. These conditions raise substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.
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
The Company is required to complete an initial business combination within 18 months from the closing of the IPO. If the Company is unable to complete an initial business combination within 18 months from the closing of the IPO (see Note 10), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, and subject to having lawfully available funds therefore, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable and less up to $100,000 to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of December 31, 2022 filed with the SEC on Form
10-K.
In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2023 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending
December 31, 2023.
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
Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.
Investments held in Trust Account
At March 31, 2023 and December 31, 2022, the Company’s portfolio of investments held in the Trust Account are invested in mutual funds and government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule
2a-7
of the Investment Company Act.
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
”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, the shares of Class A common stock subject to possible redemption in the amount of $238,629,787 and $236,385,597, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
Net income per share
Net income per share is computed by dividing net income (by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class
method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. Net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2023 and December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented. The warrants are exercisable to purchase 23,500,000 shares of Class A common stock in the aggregate.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2023
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$1,446,133	$361,533
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000
Basic and diluted net income per share of common stock	$0.06	$0.06

	For the Three Months Ended March 31, 2022
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$6,608,701	$1,652,175
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000
Basic and diluted net income per share of common stock	$0.29	$0.29
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. Our effective tax rate was 24.7% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in fair value in warrant liability and the change in valuation allowance on the deferred tax assets.
New Law and Changes
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRAct”), which, among other things, imposes a 1% excise tax on any domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. While not free from doubt, absent any further guidan ce
from the IRS or Congress, the Excise Tax may apply to any redemptions of the Company’s co mmon s
tock after December 31, 2022, including redemptions in connection with a merger, unless an exemption is available.
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

As of March 31, 2023 and December 31, 2022, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of March 31, 2023 and December 31, 2022 per
Public Warrant to estimate the volatility for the Private Placement Warrants.
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
General and Administrative Services
The Company entered into an agreement, commencing on the effective date of the Initia
l Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor an aggregate of $15,000 per month for office space, utilities and secretarial, and administrative support services. This agreement was amended on January 28, 2023 to provide that, rather than be payable on a monthly basis, the payments due thereunder commencing with the monthly payment payable on or about February 28, 2023, shall accrue and be payable on the consummation of the Business Combination or the Company’s liquidation. During the three months ended March 31, 2023, the Company recorded $45,000 in administrative fees. As of March 31, 2023 and December 31, 2022, there was a balance of $45,000 and $15,000, respectively, due to the affiliate, which amount is included in due to related party on the accompanying condensed balance sheets.
Related Party Loans
In order to fund working capital deficiencies, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no
proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.
Per a Commitment Letter, dated March 10, 2022, the Sponsor undertook upon the Company’s written request to make available an aggregate amount of up to $250,000 to provide the Company funds for working capital purposes
.
 Pursuant to a request by the Company, on December 22, the Sponsor made available $175,000 to the Company for working capital purposes. As of March 31, 2023 and December 31, 2022, such funds remained outstanding.
Consulting Agreement
The Company and its Chief Financial Officer (“CFO”) entered into a consulting agreement pursuant to which the CFO receives $15,600 per month for services rendered, commencing February 1, 2021, through the closing of our initial business combination. On April 1, 2022, the agreement with the CFO was amended so that the CFO would be paid $10,400 per month and an additional amount of $5,200 per month beginning April 1, 2022 through the consummation of the initial business combination would become payable upon a successful consummation of a business combination. If a successful business combination does not occur, the Company would not be required to pay this additional contingent amount. The consulting agreement was further amended on January 1, 2023, to provide that commencing on January 1, 2023, 100% of the consulting fee of $
15,600
per month shall be accrued by the Company for the CFO’s benefit to be paid upon the closing of a business combination if such closing occurs, and if such business combination does not occur, then the accrued amount shall not be due or paid. The additional contingent fees pursuant to the amendments of the consulting agreement have therefore no
t been accrued for as of March 31, 2023. For the three months ended March 31, 2023 and March 31, 2022, the Company recorded $0 and $46,000 of compensation for services provided. As of March 31, 2023 and December 31, 2022, there was no balance due to the CFO.
Limited Payments
The Company has agreed to pay its Chief Operating Officer and Chief Financial Officer a
one-time
fee of $300,000 and $150,000, respectively, upon the consummation of the initial business combination. The amounts will only become payable upon a successful business combination. If a successful business combination does not occur, the Company will not be required to pay these contingent fees. These fees have therefore not been accrued for as of March 31, 2023 and December 31, 2022. There can be no assurances that the Company will complete a business combination.
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
NOTE 7. STOCKHOLDERS’ EQUITY
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 23,000,000 shares of the Class A Common Stock that were classified as temporary equity in the accompanying balance sheets.
Class
 B Common Stock
— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 5,750,000 shares of Class B common stock issued and outstanding.
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

The shares of Class B common stock will automatically convert into Class A common stock at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one
basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted
basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of shares of Class A common stock redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an
interest in the target to us in a Business Combination. See Note 10.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	March 31, 2023	December 31, 2022
Assets:
Investments held in Trust Account	1	$239,723,359	$237,373,538
Liabilities:
Warrant liability – Private Placement Warrants	3	$960,000	$1,200,000
Warrant liability – Public Warrants	1	$920,000	$1,150,000
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
As of March 31, 2023 and December 31, 2022, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of March 31, 2023 and December 31, 2022 per Public Warrant to estimate the volatility for the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs. The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2023:

Fair Value Measurement Using Level 3 Inputs Total
Balance, fair value at December 31, 2022	$1,200,000
Change in fair value of derivative warrant liabilities	240,000

Balance, fair value at March 31, 2023	$960,000

As of March 31, 2023 and December 31, 2022, the fair value of the derivative feature of the Warrants was calculated using the following range of weighted average assumptions:

	March 31, 2023	December 31, 2022
Risk-free interest rate	3.60%	3.99%
Expected volatility of underlying shares	2.00%	2.00%
Dividend yield	0%	0%
Probability of business combination	8.00%	12%
The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Total
Fair value at December 31, 2022	$1,200,000	$1,150,000	$2,350,000
Change in fair value	240,000	230,000	470,000
Fair value at March 31, 2023	960,000	920,000	1,880,000
As of March 31, 2023 and December 31, 2022, the derivative liability was $1,880,000 and $2,350,000, respectively. In addition, for the three months ended March 31, 2023, the Company recorded $470,000 as a loss on the change in fair value of the derivative warrants on the statements of operations.
NOTE 10. SUBSEQUENT EVENTS
The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, except as noted below, that would have required adjustment or disclosure in the financial statements.
Extension of Combination Period
On April 28, 2023, the Company held a special meeting of stockholders (the “
Special Meeting
”). As of April 10, 2023, the record date of the Special Meeting, there were 28,750,000 issued and outstanding shares of common stock of the Company, par value $0.0001 per share (the “
Common Stock
”) comprised of 23,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share (“
Class
 A Shares
”), and 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share. At the Special Meeting, the Company’s stockholders approved the proposal to file an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware (the “
Amendment
”) to extend the date from May 2, 2023, to May 2, 2024 (the “
Extension
,” and such proposal, the “
Extension Proposal
”) by which the Company must (1) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “
initial business combination
”) or (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and redeem all of the Class A Shares included as part of the units sold in the Company’s initial public offering that was consummated on November 2, 2021. On April 28, 2023, to effectuate the Extension, the Company filed the Amendment with the Secretary of State of the State of Delaware. Stockholders holding 21,422,522 Class A Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account (“
Trust Account
”) in connection with the Extension. As a result, $222,484,624.02 (approximately $10.38 per share) was removed from the Trust Account on or about May 15, 2023 to pay such holders, and an additional $855,761.84 was removed from the Trust Account on or about May 09, 2023. As of May 15, 2023 there was $16,382,973 (or approximately $10.38 per share) held in the Trust Account.
On April 28, 2023, following the Special Meeting, 5,500,000 shares of Class B Common Stock were converted into Class A Shares. See Note 1.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31. 2022, filed with the Securities and Exchange Commission (“SEC”) on April 11, 2023, and in our other SEC filings. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “initial business combination”). We intend to effectuate an initial business combination using cash from the proceeds of our initial public offering (the “Public Offering”) that closed on November 2, 2021 (the “Closing Date”) and the private placement warrants sold in a private placement (the “Private Placement Warrants”) that closed simultaneously with the completion of the Public Offering, our capital stock, debt or a combination of cash, stock and debt.

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

In the short term, we expect to continue to incur significant costs in the pursuit of our initial business combination. There can be no assurance that our plans to raise capital or to complete our initial business combination will be successful.

Extension of Combination Period

On April 28, 2023, the Company held a special meeting of stockholders (the “Special Meeting”). As of April 10, 2023, the record date of the Special Meeting, there were 28,750,000 issued and outstanding shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”) comprised of 23,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A Shares”), and 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share. At the Special Meeting, the Company’s stockholders approved the proposal to file an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware (the “Amendment”) to extend the date from May 2, 2023, to May 2, 2024 (the “Extension,” and such proposal, the “Extension Proposal”) by which the Company must (1) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “initial business combination”) or (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and redeem all of the Class A Shares included as part of the units sold in the Company’s initial public offering that was consummated on November 2, 2021. On April 28, 2023, to effectuate the Extension, the Company filed the Amendment with the Secretary of State of the State of Delaware. Stockholders holding 21,422,522 Class A Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account (“Trust Account”) in connection with the Extension. As a result, $222,484,624.02 (approximately $10.38 per share) was removed from the Trust Account on or about May 15, 2023 to pay such holders, and an additional $855,761.84 was removed from the Trust Account on or about May 09, 2023. As of May 15, 2023 there was $16,382,973 (or approximately $10.38 per share) held in the Trust Account.

On April 28, 2023, following the Special Meeting, 5,500,000 shares of Class B Common Stock were converted into Class A Shares.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception were organizational activities, those necessary to prepare for the initial public offering, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended March 31, 2023 and 2022, we had net income of $1,807,666 and $8,260,876, respectively. Our net income for the three months ended March 31, 2023 consisted of interest income earned in the amount of $2,423,610 on the funds held in Trust and operating expenses that total $492,689, a loss of $470,000 reflecting the change in fair value of derivative warrant liability associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants and income tax expense of $593,255 Our net income for the three months ended March 31, 2022 consisted of interest income earned in the amount of $66,601 on the funds held in Trust and operating expenses that total $390,725, and a gain of $8,585,000 reflecting the change in fair value of derivative warrant liability associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants..

Going Concern Considerations, Liquidity and Capital Resources

As of March 31, 2023, we had investments held in the Trust Account of $239.8 million, principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $100,000 of any dissolution expenses. At March 31, 2023, we had cash of approximately $88,000 and a working capital deficit of approximately 1,094,000.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company may lack the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Management has also determined that, in accordance with the Company’s amended and restated articles of incorporation, if the Company is unsuccessful in consummating an initial business combination by May 2, 2024 (after giving effect to the Extension of the Combination Period discussed above) as discussed above, the Company will cease all operations, redeem the public shares and thereafter liquidate and dissolve. These conditions raise substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.

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

We may have insufficient funds available to operate our business prior to completing our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial Public Offering and the sale of the Private Placement Warrants, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

As of March 31, 2023, we had cash of $87,760 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Per a Commitment Letter, dated March 10, 2022, the Sponsor undertook upon the Company’s written request to make available an aggregate amount of up to $250,000 to provide the Company funds for working capital purposes to ensure that the Company would continue as a going concern for at least 12 months from the public filing of the Company’s Annual Report on Form 10-K for calendar year 2021. Pursuant to a request by the Company, on December 22, 2022 the Sponsor made available $175,000 to the Company for working capital purposes. As of December 31, 2022, such funds remained outstanding.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, the shares of Class A common stock subject to possible redemption in the amount of $234,600,000 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

Warrants Instruments

We evaluated the Warrants in accordance with ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815 and are not eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities on the Balance Sheet. Upon consummation of the Initial Public Offering, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of shares of Class B common stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to shares of Class A common stock subject to possible redemption (temporary equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date. The Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

As of March 31, 2023 and December 31, 2022, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of March 31, 2023 and December 31, 2022, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of March 31, 2023 and December 31, 2022, per Public Warrant, respectively, to estimate the volatility for the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

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

Net income per share

Net income per share is computed by dividing net income (by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. Net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented. The warrants are exercisable to purchase 23,500,000 shares of Class A common stock in the aggregate.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2023, we were not subject to any market or interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial and accounting officer (our “Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that, material weaknesses exist related our accounting for complex financial instruments and our accounting and reporting for the completeness and accuracy of warrant liabilities and the corresponding change in the fair value of the warrant liability, that led to the restatement of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In addition to the remediation steps discussed below, the Company has added additional steps to its internal financial review process in order to provide reasonable assurance that a reoccurrence of a material misstatement of any item in our financial statements will not occur.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures or internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective disclosure controls and internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II —OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on April 11, 2023 (“10-K”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation together with the First Amendment to the Amended and Restated Certificate of Incorporation

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.CAL*	Inline XBRL Taxonomy Extension Schema Document

101.SCH*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Furnished.

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

Dated: May 22, 2023