Form 10-K/A
period 2022-12-31
AltEnergy Acquisition Corp
filed 2023-07-25
CIK 1852016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A

(Amendment No. 2)
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐
N
o
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
of the Exchange Act).    Yes  ☒    No  ☐
The aggregate market value of the Registrant’s Common Stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at March 31, 2023, computed by reference to the closing price of the common stock reported on The Nasdaq Global Market on such date, was $238,740,000.00.
As of March 31, 2023, 23,000,000 shares of Class A common stock, par value $0.0001, and 5,750,000 shares of Class B common stock, $0.0001 par value, were issued and outstanding.
Documents Incorporated by Reference: None.

Audit Firm ID	Auditor Name	Auditor Location
688	Marcum LLP	New York, New York

EXPLANATORY NOTE

10K/A Amendment No. 1. Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on May 23, 2023 (the “Form 10-K/A Amendment No. 1”) amended and restated certain items noted below in the Annual Report on Form 10-K of AltEnergy Acquisition Corp. (the “Company”) for the fiscal year ended December 31, 2022, as originally filed with the Securities and Exchange Commission on April 11, 2023 (the “Original Filing”).

The Form 10-K/A Amendment No. 1 amended the Original Filing to include restated financial statements for the 2022 fiscal year. For the convenience of the reader, the Form 10-K/A Amendment No. 1 set forth the Original Filing, as amended, in its entirety; however, the Form 10-K/A Amendment No. 1 amended and restated only the following financial statements and disclosures that were impacted from the correction of the error:

•	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Financial Statements and Supplementary Data

•	Item 9A.

•	Exhibits and Financial Statement Schedules

In addition, the Company’s Chief Executive Officer and Chief Financial Officer provided new certifications dated as of the date of the filing of the Form 10K/A Amendment No. 1 in connection with the Form 10-K/A Amendment No. 1.

Except as described above, no other changes were made to the Original Filing pursuant to the Form 10K/A Amendment No. 1. The Form 10-K/A Amendment No. 1 spoke as of the date of the Original Filing and did not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

10K/A Amendment No. 2. This Amendment No. 2 on Form 10-K/A (this “Form 10-K/A Amendment No. 2”) amends and restates Item 9A in the Original Filing as amended in the Form 10K/A Amendment No. 1.

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with the Form 10-K/A Amendment No. 2.

Except as described above, no other changes have been made to the Original Filing or the Form 10K/A Amendment No. 1 pursuant to this Form 10K/A Amendment No. 2. This Form 10-K/A Amendment No. 2 speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

Item 9A. Controls and Procedures. Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial and accounting officer (our “Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that certain disclosure controls and procedures were not effective as of December 31, 2022 due to material weaknesses that existed related our accounting for complex financial instruments and our accounting and reporting for the completeness and accuracy of warrant liabilities and the corresponding change in the fair value of the warrant liability, that led to the restatement of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In addition to the remediation steps discussed below, the Company has added additional steps to its internal financial review process in order to provide reasonable assurance that a reoccurrence of a material misstatement of any item in our financial statements will not occur.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2022, due to the material weaknesses noted above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(c)	Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of July, 2023.

AltEnergy Acquisition Corp.

By:	/s/ Russell Stidolph
Name:	Russell Stidolph
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Russell Stidolph Russell Stidolph	Chief Executive Officer (Principal executive officer) and Director	July 25, 2023

/s/ Jonathan Darnell Jonathan Darnell	Chief Financial Officer (Principal financial and accounting officer)	July 25, 2023

/s/ William Campbell William Campbell	Director	July 25, 2023

Kimberly Heimert	Director	July 25, 2023

/s/ Michael Salvator Michael Salvator	Director	July 25, 2023

/s/ Daniel Shribman Daniel Shribman	Director	July 25, 2023

4