Form 10-Q
period 2023-06-30
AltEnergy Acquisition Corp
filed 2023-08-14
CIK 1852016

QUARTERLY REPORT
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

AltEnergy Acquisition Corp.
(Exact name of registrant as specified in its charter)

001-40984
(Commission File Number)

Delaware	85-2157013
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
600 Lexington Avenue, 9th Floor
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
of the Exchange Act).    ☒  Yes    ☐   No
As of August
10
, 2023, 7,077,478 shares of Class A common stock, par value $
0.0001
per share, and 250,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
AltEnergy Acquisition Corp.
CONDENSED BALANCE SHEETS

	June 30, 2023 (unaudited)	December 31, 2022 (audited)
ASSETS
Current Assets:
Cash	$75,489	$212,232
Prepaid expenses	188,713	379,264
Other investments held to maturity	475,918	—

Total Current Assets	740,120	591,496
Investments held in the Trust Account	17,256,161	237,373,538

Total Assets	$17,996,281	$237,965,034

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$167,287	$101,396
Accrued Tax Payable – Franchise Tax	19,950	73,739
Accrued Tax Payable – Income Tax	515,061	295,065
Accrued Tax Payable – Excise Tax	2,224,846	—
Other accrued expenses – deferred	121,734	12,815
Due to related party	95,003	15,212
Loan payable – Sponsor	530,000	175,000

Total Current Liabilities	3,673,881	673,227
Derivative warrant liabilities	940,000	2,350,000
Deferred underwriting commission	8,050,000	8,050,000

Total liabilities	12,663,881	11,073,227
COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; 1,577,478 and 23,000,000 shares at June 30, 2023 and December 31, 2022, respectively	17,096,912	236,385,597
Stockholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 5,500,000 and none issued and outstanding (excluding 1,577,478 and 23,000,000 shares subject to possible redemption) at June 30, 2023 and December 31, 2022, respectively	550	—
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 250,000 and 5,750,000 shares issued and outstanding at June 30, 2023 and December 3 1, 2022, respectively	25	575
Additional paid-in capital	—	—
Accumulated deficit	(11,765,087)	(9,494,365)

Total Stockholders’ Deficit	(11,764,512)	(9,493,790)

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$17,996,281	$237,965,034

The accompanying notes are an integral part of these unaudited condensed financial statements
.

AltEnergy Acquisition Corp.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
EXPENSES
Administrative fee — related party	$45,000	$45,000	$90,000	$90,000
General and administrative	494,046	342,025	941,735	687,750

TOTAL EXPENSES	539,046	387,025	1,031,735	777,750

OTHER INCOME (EXPENSE)
Income earned on investments held in Trust Account	1,333,188	338,218	3,756,798	404,819
Change in fair value of warrant liabilities	940,000	1,410,000	1,410,000	9,995,000
Interest expense	(5,003)	—	(5,003)	—

TOTAL OTHER INCOME, NET	2,268,185	1,748,218	5,161,795	10,399,819

Net income before income tax provision	1,729,139	1,361,193	4,130,060	9,622,069

Income tax provision	(386,740)	(452,793)	(979,995)	(452,793)

Net income	$1,342,399	$908,400	$3,150,065	$9,169,276

Weighted average number of shares of Class A common stock outstanding, basic and diluted	11,976,716	23,000,000	17,457,907	23,000,000

Basic and diluted net income per share of Class A common stock	$0.10	$0.03	$0.15	$0.32

Weighted average number of shares of Class B common stock outstanding, basic and diluted	1,942,308	5,750,000	3,835,635	5,750,000

Basic and diluted net income per share of Class B common stock	$0.10	$0.03	$0.15	$0.32

The accompanying notes are an integral part of these unaudited condensed financial statements.

AltEnergy Acquisition Corp.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2023	—	$—	5,750,000	$575	$—	$(9,494,365)	$(9,493,790)
Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	—	(2,244,190)	(2,244,190)
Net income	—	—	—	—	—	1,807,666	1,807,666

Balance, March 31, 2023	—	$—	5,750,000	$575	$—	$(9,930,889)	$(9,930,314)
Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	—	(951,751)	(951,751)
Excise tax imposed on common stock redemptions	—	—	—	—	—	(2,224,846)	(2,224,846)
Class B common stock converted to Class A common stock	5,500,000	550	(5,500,000)	(550)	—	—	—
Net income	—	—	—	—	—	1,342,399	1,342,399

Balance, June 30, 2023	5,500,000	$550	250,000	$25	$—	$(11,765,087)	$(11,764,512)

FOR THE SIX MONTHS ENDED JUNE 30, 2022

	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount
Balance as of January 1, 2022	5,750,000	$575	$—	$(20,563,001)	$(20,562,426)
Net income	—	—	—	8,260,876	8,260,876

Balance as of March 31, 2022	5,750,000	$575	$—	$(12,302,125)	$(12,301,550)
Net income	—	—	—	908,400	908,400

Balance as of June 30, 2022	5,750,000	$575	$—	$(11,393,725)	$(11,393,150)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AltEnergy Acquisition Corp.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Cash Flows From Operating Activities:
Net income	$3,150,065	$9,169,276
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(3,756,798)	(404,818)
Gain on change in fair value of derivative liabilities	(1,410,000)	(9,995,000)
Gain on change in fair value of held to maturity investments	(1,020)	—
Change in deferred taxes payable	219,996	262,687
Changes in operating assets and liabilities:
Prepaid expenses	190,551	5,000
Other assets	—	223,052
Other deferred expenses	108,919	—
Accounts payable and accrued expenses	12,100	64,902

Net Cash Used In Operating Activities	(1,486,187)	(674,901)

Cash Flows From Investing Activities:
Taxes paid from trust	533,789	56,499
Cash withdrawn from Trust Account to redeeming stockholders	222,484,624	—
Funds withdrawn from Trust Account for Taxes Payable and Dissolution	855,762	—
Funds deposited into held to maturity investment account	(775,762)	—
Funds withdrawn from held to maturity investment account	300,864	—

Net Cash Provided by Investing Activities	223,399,277	56,499

Cash Flows From Financing Activities:
Redemption of Class A common stock	(222,484,624)	—
Proceeds from loan payable – Sponsor	355,000	—
Proceeds from related party advances	79,791	—
Repayment of related party payable	—	(3,873)
Payments of offering costs	—	(8,082)

Net Cash Used In Financing Activities	(222,049,833)	(11,955)

Net change in cash	(136,743)	(630,357)
Cash at beginning of period	212,232	979,226

Cash at end of period	$75,489	$348,869

Supplemental cash flow information:
Cash paid for income taxes	$460,000	$—

Supplemental Schedule of Non-cash Financing Activities:
Remeasurement of Class A common stock subject to possible redemption to redemption amount	$3,195,941	$—
Excise tax liability accrued for common stock redemptions	$2,224,846	$—
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
As of June 30, 2023, the Company had not commenced any operations. All activity for the period from February 9, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after completion of the Business Combination at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.
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
On April 28, 2023, following the approval by the stockholders of the Company at a special meeting of stockholders the Company filed an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to extend the date from May 2, 2023 (18 months from the closing of the Initial Public Offering), to May 2, 2024 (30 months for the closing of the Initial Public Offering) (the “
Extension
,”) by which the Company must (1) consummate a Business Combination or (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and redeem all of the Class A Shares included as part of the units sold in the Company’s Initial Public Offering. Stockholders holding 21,422,522 Class A Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account in connection with the Extension. As a result, $222,484,624 (approximately $10.38 per share) was removed from the Trust Account on or about May 15, 2023 to pay such holders, and an additional $855,762 was removed from the Trust Account on or about May 9, 2023 and deposited into an investment account.
As of June 30, 2023 there was $17,256,161 (or approximately $10.94 per share) held in the Trust Account. Cash of $75,489 was held outside of the Trust Account on June 30, 2023 and was available for working capital purposes. As of June 30, 2023, there was $475,918 held in the investment account of which is $475,762 is reserved to pay accrued taxes and dissolution costs and expenses in the event the Company fails to complete in initial business combination and is dissolved. As described in Note 6, the $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination.
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
If the Company has not completed a Business Combination within 30 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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
Going Concern, Liquidity and Management’s Plan
As of June 30, 2023, the Company had investments held in the Trust Account of approximately $17.3 million principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by the Company to pay taxes. As of June 30, 2023, the Company had a working capital deficit of approximately $2.9 million
, current liabilities of approximately $3.7
million, including taxes payable of approximately $
535,000

which can be recovered from Trust and cash of approximately $75,500. In addition, the Company had approximately $476,000 held in an investment account, of which $100,000 that was reserved to pay dissolution costs and expenses in the event the Company fails to complete in initial business combination and is dissolved.
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,”
management has determined that the Company may lack the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Management has also determined that, in accordance with the Company’s amended and restated articles of incorporation, if the Company is unsuccessful in consummating an initial business combination by May 2, 2024, the Company will cease all operations, redeem the public shares, and thereafter liquidate and dissolve. These conditions raise substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.
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
The Company is required to complete an initial business combination within 30 months from the closing of the IPO. If the Company is unable to complete an initial business combination within 30 months from the closing of the IPO, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, and subject to having lawfully available funds therefore, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable), divided by the number of then-outstanding public shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Risks and Uncertainties
Management continues to evaluate for any potential impact as a result of the
COVID-19
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
Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of December 31, 2022 filed with the SEC on Form
10-K/A
(Amendment No. 1) on May 23, 2023. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of June 30, 2023 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.
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
Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash equivalents of $475,918
held across two (2) Treasury bills
and
$0
as of June 30, 2023 and December 31, 2022, respectively.
Investments held in Trust Account
At June 30, 2023 and December 31, 2022, the Company’s portfolio of investments held in the Trust Account are invested in mutual funds and government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule
2a-7
of the Investment Company Act.
Offering Costs associated with an Initial Public Offering
The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Deferred offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Upon completion of the Initial Public Offering, offering costs associated with warrant liabilities were expensed as incurred and offering costs associated with the shares of Class A Common Stock were allocated between temporary equity and the Public Warrants by the relative fair value method. Offering costs of $705,589 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriter fees of $12,650,000, were allocated between temporary equity and the Public Warrants in a relative fair value method upon completion of the Initial Public Offering. Of these costs, $926,044 were allocated to the Public Warrants and the Private Placement Warrants and were expensed in the statement of operations for the period ended December 31, 2021.
Class A common stock subject to possible redemption
The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, the shares of Class A common stock subject to possible redemption in the amount of $17,096,912 and $236,385,597, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
At June 30, 2023 and December 31, 2022, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption at December 31, 2021	$234,600,000
Fair value adjustment of Class A common stock to redemption value	1,785,597

Class A common stock subject to possible redemption at December 31, 2022	$236,385,597
Fair value adjustment of Class A common stock to redemption value	2,244,190

Class A common stock subject to possible redemption at March 31, 2023	238,629,787
Fair value adjustment of Class A common stock to redemption value	951,751
Fair value of redeemed Class A common stock	(222,484,626)

Class A common stock subject to possible redemption at June 30, 2023	$17,096,912

Net income

per share
Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class
method in calculating earnings and losses per share. Earnings and losses are shared pro rata between the two classes of shares. Net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2023 and December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings and losses of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented. The warrants are exercisable to purchase

23,500,000
shares of Class A common stock in the aggregate.

The following table reflects the calculation of basic and diluted net per common share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2023
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$1,155,076	$187,323
Denominator:
Basic and diluted weighted average shares outstanding	11,976,716	1,942,308
Basic and diluted net income per share of common stock	$0.10	$0.10

	For the Three Months Ended June 30, 2022
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$726,720	$181,680
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000
Basic and diluted net income per share of common stock	$0.03	$0.03

	For the Six Months Ended June 30, 2023
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$2,582,639	$567,426
Denominator:
Basic and diluted weighted average shares outstanding	17,457,907	3,835,635
Basic and diluted net income per share of common stock	$0.15	$0.15

	For the Six Months Ended June 30, 2022
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$7,335,421	$1,833,855
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000
Basic and diluted net income per share of common stock	$0.32	$0.32

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Our effective tax rate was 22.4% and 33.3% for the three months ended June 30, 2023 and 2022, respectively, and

23.7%
 and 4.1% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months and six months ended June 30, 2023 and 2022, due to changes in fair value in warrant liability
,
 the change in valuation allowance on the deferred tax assets
, and redemption costs
.
New Law and Changes
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv)
the content of regulations and other guidance from the Treasury. As such, the Company has recorded a 1% excise tax liability in the amount of

$2,224,846
on the condensed balance sheets as of June 30, 2023. The liability does not impact the condensed statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.
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
As of June 30, 2023 and December 31, 2022, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of June 30, 2023 and December 31, 2022 per Public Warrant to estimate the volatility for the Private Placement Warrants.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted
q
uoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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
On or about April 28, 2023, in connection with the Extension, 5,500,000 Founder Shares were converted into shares of Class A common stock.
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
General and Administrative Services
The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor an aggregate of $15,000 per month for office space, utilities and secretarial, and administrative support services. This agreement was amended on January 28, 2023 to provide that, rather than be payable on a monthly basis, the payments due thereunder commencing with the monthly payment payable on or about February 28, 2023, shall accrue and be payable on the consummation of the Business Combination or the Company’s liquidation. During the three months and six months ended June 30, 2023, the Company recorded $45,000 and $90,000, respectively, in administrative fees. As of June 30, 2023 and December 31, 2022, there was a balance of $90,000 and $15,000, respectively, due to the affiliate, which amount is included in due to related party on the accompanying condensed balance sheets.
Related Party Loans
Convertible Working Capital Loans
In order to fund working capital deficiencies, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.

Loan payable — Sponsor
Per
 a Commitment Letter, dated July 19, 2022, the Sponsor undertook upon the Company’s written request to make available an aggregate amount of up to $
250,000
to provide the Company funds for working capital purposes to ensure that
the Company would continue as a going concern for at least 12 months A second Commitment Letter was dated May 4, 2023 for up to an additional

$
750,000
.
During the three and six months ended June 30, 2023, the Sponsor loaned an aggregate of
$
355,000
to the Company for working capital purposes. As of June 30, 2023 and December 31, 2022, $
530,000
and $
175,000
remained outstanding, respectively.
Consulting Agreement
The Company and its Chief Financial Officer (“CFO”) entered into a consulting agreement pursuant to which the CFO was entitled to receive $15,600 per month for services rendered, commencing February 1, 2021, through the closing of our initial business combination. On April 1, 2022, the agreement with the CFO was amended so that the CFO would be paid $10,400 per month and an additional amount of $5,200 per month beginning April 1, 2022 through the consummation of the initial business combination would become payable upon a successful consummation of a business combination. If a successful business combination does not occur, the Company would not be required to pay this additional contingent amount. The consulting agreement was further amended on January 1, 2023, to provide that commencing on January 1, 2023, 100% of the consulting fee of $15,600 per month shall be accrued by the Company for the CFO’s benefit to be paid upon the closing of a business combination if such closing occurs, and if such business combination does not occur, then the accrued amount shall not be due or paid. The additional contingent fees pursuant to the amendments of the consulting agreement have therefore not been accrued for as of June 30, 2023. For the three months ended June 30, 2023 and June 30, 2022, the Company recorded $0 and $31,200 of compensation for services provided, and for the six months ended June 30, 2023 and June 30, 2022, the Company recorded $0 and $78,000 of compensation for services provided. As of June 30, 2023 and December 31, 2022, there was no balance due to the CFO.
Limited Payments
The Company has agreed to pay its Chief Financial Officer a
one-time
fee of $150,000, upon the consummation of the initial business combination. The amount will only become payable upon a successful business combination. If a successful business combination does not occur, the Company will not be required to pay this contingent fee. This fee has therefore not been accrued for as of June 30, 2023 and December 31, 2022. There can be no assurances that the Company will complete a business combination.
The Company had agreed to pay its Chief Operating Officer a
one-time
fee of $300,000 upon the consummation of the initial business combination. The Chief Operating Officer resigned effective June 6, 2023. Accordingly, the Company will not be required to pay this contingent fee. The amount would only have become payable upon a successful business combination. If a successful business combination does not occur, the Company would not have been required to pay this contingent fee. This fee has therefore not been accrued for as of June 30, 2023 and December 31, 2022.
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
NOTE 7. STOCKHOLDERS’
DEFICIT
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 1,577,478 shares and 23,000,000 shares of the Class A common stock that were classified as temporary equity in the accompanying balance sheets. In addition
,
there were
5,500,000
shares of Class A Common Stock outstanding that were issued upon the conversion of 5,500,000 shares of Class B common stock into 5,500,000 shares of Class A common stock on April 28, 2023, which are not subject to redemption
.
Class
 B Common Stock
— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 250,000 shares and 5,750,000 shares of Class B common stock issued and outstanding, respectively.
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
The shares of Class B common stock will automatically convert into Class A common stock at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one
basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted
basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of shares of Class A common stock redeemed in connection with a Business Combination), excluding any shares or equity-linked securiti
es issued or issuable to any seller of an interest in the target to us in a Business Combination.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	June 30, 2023	December 31, 2022
Assets:
Investments in Treasury Bills	1	$475,918	—
Investments held in Trust Account	1	$17,256,161	$237,373,538
Liabilities:
Warrant liability – Private Placement Warrants	3	$480,000	$1,200,000
Warrant liability – Public Warrants	1	$460,000	$1,150,000

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
As of June 30, 2023 and December 31, 2022, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of June 30, 2023 and December 31, 2022 per Public Warrant to estimate the volatility for the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs. The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2023:

Fair Value Measurement Using Level 3 Inputs Total
Balance, fair value at March 31, 2023	$960,000
Change in fair value of derivative warrant liabilities	(480,000)

Balance, fair value at June 30, 2023	$480,000

Fair Value Measurement Using Level 3 Inputs Total
Balance, fair value at December 31, 2022	$1,200,000
Change in fair value of derivative warrant liabilities	(720,000)

Balance, fair value at June 30, 2023	$480,000

As of June 30, 2023 and December 31, 2022, the fair value of the derivative feature of the Warrants was calculated using the following range of weighted average assumptions:

	June 30, 2023	December 31, 2022
Risk-free interest rate	4.13%	3.99%
Expected volatility of underlying shares	2.00%	2.00%
Dividend yield	0%	0%
Probability of business combination	4.00%	12.00%
The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Total
Fair value at December 31, 2022	$1,200,000	$1,150,000	$2,350,000
Change in fair value	(720,000)	(690,000)	(1,410,000)
Fair value at June 30, 2023	$480,000	$460,000	$940,000
As of June 30, 2023 and December 31, 2022, the derivative liability was $940,000 and $2,350,000, respectively. In addition, for the three and six months ended June 30, 2023, the Company recorded $940,000 and $1,410,000 as a gain on the change in fair value of the derivative warrants on the statements of operations, respectively.
NOTE 10. SUBSEQUENT EVENTS
The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, except as noted below, that would have required adjustment or disclosure in the financial statements.
On July 25, 2023, the Company filed Form 10-K/A Amendment No. 2 in response to Securities and Exchange Commission (“SEC”) correspondence dated July 6, 2023.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the Risk Factors section of our Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on May 23, 2023, and in our other SEC filings. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Extension of Combination Period

On April 28, 2023, the Company held a special meeting of stockholders (the “Special Meeting”). As of April 10, 2023, the record date of the Special Meeting, there were 28,750,000 issued and outstanding shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”) comprised of 23,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A Shares”), and 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share. At the Special Meeting, the Company’s stockholders approved the proposal to file an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware (the “Amendment”) to extend the date from May 2, 2023, to May 2, 2024 (the “Extension,” and such proposal, the “Extension Proposal”) by which the Company must (1) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “initial business combination”) or (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and redeem all of the Class A Shares included as part of the units sold in the Company’s initial public offering that was consummated on November 2, 2021. On April 28, 2023, to effectuate the Extension, the Company filed the Amendment with the Secretary of State of the State of Delaware. Stockholders holding 21,422,522 Class A Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account (“Trust Account”) in connection with the Extension. As a result, $222,484,624.02 (approximately $10.38 per share) was removed from the Trust Account on or about May 15, 2023 to pay such holders, and an additional $855,761.84 was removed from the Trust Account on or about May 9, 2023. As of June 30, 2023 there was $17,256,161 (or approximately $10.94 per share of Class A common stock that is subject to redemption) held in the Trust Account.

On April 28, 2023, following the Special Meeting, 5,500,000 shares of Class B Common Stock were converted into Class A Shares, which Class A Shares are not subject to redemption.

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

For the three months ended June 30, 2023 and 2022, we had net income of $1,342,399 and $908,400, respectively. Our net income for the three months ended June 30, 2023 consisted of interest income earned on the funds held in Trust in the amount of $1,333,188, a gain of $940,000 on the change in fair value of the derivative warrant liabilities associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants offset by operating expenses that total $539,046, interest expense of $5,003 and income tax expense of $386,740. Our net income for the three months ended June 30, 2022 consisted of interest income earned on the funds held in Trust in the amount of $338,218, a gain of $1,410,000 on the change in fair value of the derivative warrant liabilities associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants offset by operating expenses that total $387,025 and income tax expense of $452,793.

For the six months ended June 30, 2023 and 2022, we had net income of $3,150,065 and $9,169,276, respectively. Our net income for the six months ended June 30, 2023 consisted of interest income earned on the funds held in Trust in the amount of $3,756,798, a gain of $1,410,000 on the change in fair value of the derivative warrant liabilities associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants offset by operating expenses that total $1,031,735, interest expense of $5,003 and income tax expense of $979,995. Our net income for the six months ended June 30, 2022 consisted of interest income earned on the funds held in Trust in the amount of $404,819, a gain of $9,995,000 on the change in fair value of the derivative warrant liabilities associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants offset by operating expenses that total $777,750 and income tax expense of $452,793.

Going Concern Considerations, Liquidity and Capital Resources

As of June 30, 2023 there was $17,256,161 (or approximately $10.94 per share) held in the Trust Account. Cash of $75,489 was held outside of the Trust Account on June 30, 2023 and was available for working capital purposes. As of June 30, 2023, there was $475,918 held in the investment account of which is $475,762 is reserved to pay taxes and dissolution costs and expenses in the event the Company fails to complete in initial business combination and is dissolved.

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

As of June 30, 2023, we had cash of $551,407 held outside the Trust Account, of which $475,762 is reserved to pay taxes and dissolution costs and expenses in the event the Company fails to complete in initial business combination and is dissolved. We intend to use all of such funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The balance will be used to pay accrued taxes.

Convertible Working Capital Loan

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

Loan Payable - Sponsor

Additionally, per a Commitment Letter, dated July 19, 2022, the Sponsor undertook upon the Company’s written request to make available an aggregate amount of up to $250,000 to provide the Company funds for working capital purposes to ensure that the Company would continue as a going concern for at least 12 months. A second Commitment Letter was dated May 4, 2023 for up to an additional $750,000. During the three and six months ended June 30, 2023, the Sponsor loaned an aggregate of $355,000 to the Company for working capital purposes. As of June 30, 2023 and December 31, 2022, $530,000 and $175,000 remained outstanding, respectively.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common stock subject to possible redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, the shares of Class A common stock subject to possible redemption in the amount of $17,096,912 and $236,385,597 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively. The shares of Class A common stock that were issued upon conversion of shares of Class B common stock are not subject to redemption and accordingly are presented in the stockholders’ deficit section of the Company’s balance sheets.

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

Warrants Instruments

We evaluated the Warrants in accordance with ASC 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815 and are not eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities on the Balance Sheet. Upon consummation of the Initial Public Offering, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of shares of Class B common stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to shares of Class A common stock subject to possible redemption (temporary equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date. The Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

As of June 30, 2023 and December 31, 2022, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of June 30, 2023 and December 31, 2022, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of June 30, 2023 and December 31, 2022, per Public Warrant, respectively, to estimate the volatility for the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

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

Net income per share

Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. Net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented. The warrants are exercisable to purchase 23,500,000 shares of Class A common stock in the aggregate.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2023, we were not subject to any market or interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial and accounting officer (our “Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that, material weaknesses exist related our accounting for complex financial instruments and our accounting and reporting for the completeness and accuracy of warrant liabilities and the corresponding change in the fair value of the warrant liability, that led to the restatement of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In addition to the remediation steps discussed below, the Company added additional steps to its internal financial review process in order to provide reasonable assurance that a reoccurrence of a material misstatement of any item in our financial statements will not occur.

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

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Risk Factors section of our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on May 23, 2023 (“10-K”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our 10-K.

Risks Related to Taxes

New legislation that would change U.S. or foreign taxation of business activities could seriously harm our business, or the financial markets and the market price of our Class A common stock.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. As such, the Company has recorded a 1% excise tax liability in the amount of $2,224,846 on the condensed balance sheets as of June 30, 2023. The liability does not impact the condensed statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.CAL*	Inline XBRL Taxonomy Extension Schema Document

101.SCH*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Furnished.

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

August 11, 2023