Form 10-Q
period 2023-09-30
AltEnergy Acquisition Corp
filed 2023-11-03
CIK 1852016

QUARTERLY REPORT
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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
of the
Exchange
Act). ☒ Yes ☐ No
As of November 3, 2023, 7,077,478 shares of Class A common stock, par value $0.0001 per share, and 250,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
AltEnergy Acquisition Corp.
CONDENSED BALANCE SHEETS

	September 30, 2023 (unaudited)	December 31, 2022 (audited)
ASSETS
Current Assets:
Cash	$79,413	$212,232
Prepaid expenses	57,853	379,264
Other investments held to maturity	241,544	—

Total Current Assets	378,810	591,496
Investments held in the Trust Account	17,483,547	237,373,538

Total Assets	$17,862,357	$237,965,034

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$90,718	$101,396
Accrued Tax Payable – Franchise Tax	—	73,739
Accrued Tax Payable – Income Tax	252,567	295,065
Accrued Tax Payable – Excise Tax	2,224,846	—
Other accrued expenses – deferred	137,995	12,815
Due to related party	146,138	15,212
Loan payable – Sponsor	710,000	175,000

Total Current Liabilities	3,562,264	673,227
Derivative warrant liabilities	1,645,000	2,350,000
Deferred underwriting commission	8,050,000	8,050,000

Total liabilities	13,257,264	11,073,227
COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; 1,577,478 and 23,000,000 shares at September 30, 2023 and December 31, 2022, respectively	17,366,793	236,385,597
Stockholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 5,500,000 and none issued and outstanding (excluding 1,577,478 and 23,000,000 shares subject to possible redemption) at September 30, 2023 and December 31, 2022, respectively	550	—
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 250,000 and 5,750,000 shares issued and outstanding at September 30, 2023 and December 1, 2022, respectively	25	575
Additional paid-in capital	—	—
Accumulated deficit	(12,762,275)	(9,494,365)

Total Stockholders’ Deficit	(12,761,700)	(9,493,790)

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$17,862,357	$237,965,034

The accompanying notes are an integral part of these unaudited condensed financial statements.

AltEnergy Acquisition Corp.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
EXPENSES
Administrative fee - related party	$45,000	$45,000	$135,000	$135,000
General and administrative	261,052	278,407	1,202,787	966,157

TOTAL EXPENSES	306,052	323,407	1,337,787	1,101,157

OTHER INCOME (EXPENSE)
Income earned on investments held in Trust Account	227,386	1,031,530	3,984,184	1,436,349
Change in fair value of warrant liabilities	(705,000)	235,000	705,000	10,230,000
Interest expense	(6,135)	—	(11,138)	—

TOTAL OTHER INCOME, NET	(483,749)	1,266,530	4,678,046	11,666,349

Net income (loss) before income tax provision	(789,801)	943,123	3,340,259	10,565,192

Income tax benefit (provision)	62,494	(22,939)	(917,501)	(475,732)

Net income (loss)	$(727,307)	$920,184	$2,422,758	$10,089,460

Weighted average number of shares of Class A common stock outstanding, basic and diluted	7,077,478	23,000,000	13,959,740	23,000,000

Basic and diluted net income (loss) per share of Class A common stock	$(0.10)	$0.03	$0.15	$0.35

Weighted average number of shares of Class B common stock outstanding, basic and diluted	250,000	5,750,000	2,627,289	5,750,000

Basic and diluted net income (loss) per share of Class B common stock	$(0.10)	$0.03	$0.15	$0.35

The accompanying notes are an integral part of these unaudited condensed financial statements.

AltEnergy Acquisition Corp.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2023	—	$—	5,750,000	$575	$—	$(9,494,365)	$(9,493,790)
Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	—	(2,244,190)	(2,244,190)
Net income	—	—	—	—	—	1,807,666	1,807,666

Balance, March 31, 2023	—	$—	5,750,000	$575	$—	$(9,930,889)	$(9,930,314)
Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	—	(951,751)	(951,751)
Excise tax imposed on common stock redemptions	—	—	—	—	—	(2,224,846)	(2,224,846)
Class B common stock converted to Class A common stock	5,500,000	550	(5,500,000)	(550)	—	—	—
Net income	—	—	—	—	—	1,342,399	1,342,399

Balance, June 30, 2023	5,500,000	$550	250,000	$25	$—	$(11,765,087)	$(11,764,512)
Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	—	(269,881)	(269,881)
Net loss	—	—	—	—	—	(727,307)	(727,307)

Balance, September 30, 2023	5,500,000	$550	250,000	$25	$—	$(12,762,275)	$(12,761,700)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount
Balance as of January 1, 2022	5,750,000	$575	$—	$(20,563,001)	$(20,562,426)
Net income	—	—	—	8,260,876	8,260,876

Balance as of March 31, 2022	5,750,000	$575	$—	$(12,302,125)	$(12,301,550)
Net income	—	—	—	908,400	908,400

Balance as of June 30, 2022	5,750,000	$575	$—	$(11,393,725)	$(11,393,150)
Net income	—	—	—	920,184	920,184

Balance as of September 30, 2022	5,750,000	$575	$—	$(10,473,541)	$(10,472,966)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AltEnergy Acquisition Corp.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Cash Flows From Operating Activities:
Net income	$2,422,758	$10,089,460
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(3,984,184)	(1,436,349)
Gain on change in fair value of derivative liabilities	(705,000)	(10,230,000)
Gain on change in fair value of held to maturity investments	(6,646)	—
Change in deferred taxes payable	(42,498)	262,687
Changes in operating assets and liabilities:
Prepaid expenses	321,411	7,500
Other assets	—	336,426
Other deferred expenses	125,180	—
Accounts payable and accrued expenses	(84,419)	(34,097)

Net Cash Used In Operating Activities	(1,953,398)	(1,004,373)

Cash Flows From Investing Activities:
Taxes paid from trust	533,789	252,572
Cash withdrawn from Trust Account to redeeming stockholders	222,484,624	—
Funds withdrawn from Trust Account for Taxes Payable and Dissolution	855,762	—
Funds deposited into held to maturity investment account	(775,762)	—
Funds withdrawn from held to maturity investment account	540,864	—

Net Cash Provided by Investing Activities	223,639,277	252,572

Cash Flows From Financing Activities:
Redemption of Class A common stock	(222,484,624)	—
Proceeds from loan payable - Sponsor	535,000	—
Proceeds from related party advances	130,926	—
Repayment of related party payable	—	(3,873)
Payments of offering costs	—	(8,082)

Net Cash Used In Financing Activities	(221,818,698)	(11,955)

Net change in cash	(132,819)	(763,756)
Cash at beginning of period	212,232	979,226

Cash at end of period	$79,413	$215,470

Supplemental Cash Flow Information:
Cash paid for income taxes	$460,000	$—
Supplemental Schedule of Non-cash Financing Activities:
Remeasurement of Class A common stock subject to possible redemption to redemption amount	$3,465,822	$—
Excise tax liability accrued for common stock redemptions	$2,224,846	$—
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
As of September 30, 2023, the Company had not commenced any operations. All activity for the period from February 9, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after completion of the Business Combination at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.
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
As of September 30, 2023 there was $17,483,547 (or approximately $11.08 per share) held in the Trust Account. Cash of $79,413 was held outside of the Trust Account on September 30, 2023 and was available for working capital purposes. As of September 30, 2023, there was $241,544 held in the investment account of which is $235,762 is reserved to pay accrued taxes and dissolution costs and expenses in the event the Company fails to complete in initial business combination and is dissolved. As described in Note 6, the $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination.
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
The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “
Distinguishing Liabilities from Equity
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
Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the Public Shares, without the prior consent of the Company.
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
Going Concern, Liquidity and Management’s Plan
As of September 30, 2023, the Company had investments held in the Trust Account of approximately $17.5 million principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by the Company to pay taxes. As of September 30, 2023, the Company had a working capital deficit of approximately $3.2 million, current liabilities of approximately $3.6 million, including taxes payable of approximately $253,000 which can be recovered from Trust and cash of approximately $79,000. In addition, the Company had approximately $242,000 held in an investment account, of which $100,000 that was reserved to pay dissolution costs and expenses in the event the Company fails to complete in initial business combination and is dissolved.
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
The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding the deferred underwriting commissions, to complete an initial business combination. To the extent that capital stock or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue growth strategies. If an initial business combination agreement requires the Company to use a portion of the cash in the Trust Account to pay the purchase price or requires the Company to have a minimum amount of cash at closing (including any cash available from the Trust Account), the Company will need to arrange for third-party financing.
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
(Amendment No. 1) on May 23, 2023. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2023 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.
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
Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash equivalents of $241,544 held across 2 Treasury bills and $0 as of September 30, 2023 and December 31, 2022, respectively.
Investments held in Trust Account
At September 30, 2023 and December 31, 2022, the Company’s portfolio of investments held in the Trust Account are invested in mutual funds and government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule
2a-7
of the Investment Company Act.
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
Class A common stock subject to possible redemption
The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, the shares of Class A common stock subject to possible redemption in the amount of $17,366,793 and $236,385,597, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

At September 30, 2023 and December 31, 2022, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption at December 31, 2021	$234,600,000
Fair value adjustment of Class A common stock to redemption value	1,785,597

Class A common stock subject to possible redemption at December 31, 2022	236,385,597
Fair value adjustment of Class A common stock to redemption value	2,244,190

Class A common stock subject to possible redemption at March 31, 2023	238,629,787
Fair value adjustment of Class A common stock to redemption value	951,751
Fair value of redeemed Class A common stock	(222,484,626)

Class A common stock subject to possible redemption at June 30, 2023	17,096,912
Fair value adjustment of Class A common stock to redemption value	269,881

Class A common stock subject to possible redemption at September 30, 2023	$17,366,793

Net income per share
Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class
method in calculating earnings and losses per share. Earnings and losses are shared pro rata between the two classes of shares. Net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2023 and December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings and losses of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented. The warrants are exercisable to purchase 23,500,000 shares of Class A common stock in the aggregate.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2023
	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(702,493)	$(24,814)
Denominator:
Basic and diluted weighted average shares outstanding	7,077,478	250,000
Basic and diluted net loss per share of common stock	$(0.10)	$(0.10)

	For the Three Months Ended September 30, 2022
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$736,147	$184,037
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000
Basic and diluted net income per share of common stock	$0.03	$0.03

	For the Nine Months Ended September 30, 2023
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$2,039,007	$383,751
Denominator:
Basic and diluted weighted average shares outstanding	13,959,740	2,627,289
Basic and diluted net income per share of common stock	$0.15	$0.15

	For the Nine Months Ended September 30, 2022
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$8,071,568	$2,017,892
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000
Basic and diluted net income per share of common stock	$0.35	$0.35
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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
ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. Our effective tax rate was (7.9%) and
2.4
% for the three months ended September 30, 2023 and 2022, respectively, and
27.5% and 4.5% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months and nine months ended September 30, 2023 and 2022, due to changes in fair value in warrant liability, the change in valuation allowance on the deferred tax assets, and redemption costs.
New Law and Changes
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. As such, the Company has recorded a 1% excise tax liability in the amount of $2,224,846 on the condensed balance sheets as of September 30, 2023. The liability does not impact the condensed statements of operations and is offset against additional paid-in
capital or accumulated deficit if additional
paid-in
capital is not available.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” The Company’s derivative instruments are recorded at fair value as of the closing date of the Initial Public Offering (November 2, 2021) and re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheets as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet dates. The Company has determined the Public Warrants and the Private Placement Warrants are derivative instruments. As the Public Warrants and the Private Placement Warrants meet the definition of a derivative, the Public Warrants and the Private Placement Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statements of operations in the period of change.

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
As of September 30, 2023 and December 31, 2022, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of September 30, 2023 and December 31, 2022 per Public Warrant to estimate the volatility for the Private Placement Warrants.
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

Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s balance sheets.
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
On April 28, 2023, in connection with the Extension, 5,500,000 Founder Shares were converted into shares of Class A common stock.

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
General and Administrative Services
The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor an aggregate of $15,000 per month for office space, utilities and secretarial, and administrative support services. This agreement was amended on January 28, 2023 to provide that, rather than be payable on a monthly basis, the payments due thereunder commencing with the monthly payment payable on or about February 28, 2023, shall accrue and be payable on the consummation of the Business Combination or the Company’s liquidation. During the three months and nine months ended September 30, 2023, the Company recorded $45,000 and $135,000, respectively, in administrative fees. As of September 30, 2023 and December 31, 2022, there was a balance of $135,000 and $15,000, respectively, due to the affiliate, which amount is included in due to related party on the accompanying condensed balance sheets.
Related Party Loans
Convertible Working Capital Loans
In order to fund working capital deficiencies, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.
Loan payable — Sponsor
Per a Commitment Letter, dated July 19, 2022, the Sponsor undertook upon the Company’s written request to make available an aggregate amount of up to $250,000 to provide the Company funds for working capital purposes to ensure that the Company would continue as a going concern for at least 12 months A second Commitment Letter was dated May 4, 2023 for up to an additional $750,000. During the nine months ended September 30, 2023, the Sponsor loaned an aggregate of $535,000 to the Company for working capital purposes. As of September 30, 2023 and December 31, 2022, $710,000 and $175,000 remained outstanding, respectively.
Consulting Agreement
The Company and its Chief Financial Officer (“CFO”) entered into a consulting agreement pursuant to which the CFO was entitled to receive $15,600 per month for services rendered, commencing February 1, 2021, through the closing of our initial business combination. On April 1, 2022, the agreement with the CFO was amended so that the CFO would be paid $10,400 per month and an additional amount of $5,200 per month beginning April 1, 2022 through the consummation of the initial business combination would become payable upon a successful consummation of a business combination. If a successful business combination does not occur, the Company would not be required to pay this additional contingent amount. The consulting agreement was further amended on January 1, 2023, to provide that commencing on January 1, 2023, 100% of the consulting fee of $15,600 per month shall be accrued by the

Company for the CFO’s benefit to be paid upon the closing of a business combination if such closing occurs, and if such business combination does not occur, then the accrued amount shall not be due or paid. The additional contingent fees pursuant to the amendments of the consulting agreement have therefore not been accrued for as of September 30, 2023. For the three months ended September 30, 2023 and September 30, 2022, the Company recorded $0 and $31,200 of compensation for services provided, and for the nine months ended September 30, 2023 and 2022, the Company recorded $0 and $109,200 of compensation for services provided. As of September 30, 2023 and December 31, 2022, there was no balance due to the CFO.
Limited Payments
The Company has agreed to pay its Chief Financial Officer a
one-time
fee of $150,000, upon the consummation of the initial business combination. The amount will only become payable upon a successful business combination. If a successful business combination does not occur, the Company will not be required to pay this contingent fee. This fee has therefore not been accrued for as of September 30, 2023 and December 31, 2022. There can be no assurances that the Company will complete a business combination.
The Company had agreed to pay its Chief Operating Officer a
one-time
fee of $300,000 upon the consummation of the initial business combination. The Chief Operating Officer resigned effective June 6, 2023. Accordingly, the Company will not be required to pay this contingent fee. The amount would only have become payable upon a successful business combination. If a successful business combination does not occur, the Company would not have been required to pay this contingent fee. This fee has therefore not been accrued for as of September 30, 2023 and December 31, 2022.
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

NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 1,577,478 shares and 23,000,000 shares of the Class A common stock that were classified as temporary equity in the accompanying balance sheets. In addition, there were 5,500,000 shares of Class A Common Stock outstanding that were issued upon the conversion of 5,500,000 shares of Class B common stock into 5,500,000 shares of Class A common stock on April 28, 2023, which are not subject to redemption.
Class
 B Common Stock
— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 250,000 shares and 5,750,000 shares of Class B common stock issued and outstanding, respectively.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	September 30, 2023	December 31, 2022
Assets:
Investments in Treasury Bills	1	$241,544	—
Investments held in Trust Account	1	$17,483,547	$237,373,538
Liabilities:
Warrant liability – Private Placement Warrants	3	$840,000	$1,200,000
Warrant liability – Public Warrants	1	$805,000	$1,150,000
The Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within liabilities on the condensed balance sheets. The warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
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

As of September 30, 2023 and December 31, 2022, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of September 30, 2023 and December 31, 2022 per Public Warrant to estimate the volatility for the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs. The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2023:

Fair Value Measurement Using Level 3 Inputs Total
Balance, fair value at June 30, 2023	$480,000
Change in fair value of derivative warrant liabilities	360,000

Balance, fair value at September 30, 2023	$840,000

Fair Value Measurement Using Level 3 Inputs Total
Balance, fair value at December 31, 2022	$1,200,000
Change in fair value of derivative warrant liabilities	(360,000)

Balance, fair value at September 30, 2023	$840,000

As of September 30, 2023 and December 31, 2022, the fair value of the derivative feature of the Warrants was calculated using the following range of weighted average assumptions:

	September 30, 2023	December 31, 2022
Risk-free interest rate	4.60%	3.99%
Expected volatility of underlying shares	2.00%	2.00%
Dividend yield	0.00%	0.00%
Probability of business combination	5.00%	12.00%

The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Total
Fair value at December 31, 2022	$1,200,000	$1,150,000	$2,350,000
Change in fair value	(360,000)	(345,000)	(705,000)
Fair value at September 30, 2023	$840,000	$805,000	$1,645,000
As of September 30, 2023 and December 31,
2022,
the derivative liability was $1,645,000 and $2,350,000, respectively. In addition, for the three and nine months ended September 30, 2023, the Company recorded a loss of $705,000 and a gain of $705,000 on the change in fair value of the derivative warrants on the condensed
statements of operations, respectively.
NOTE 10. SUBSEQUENT EVENTS
The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events other than the below that would have required adjustment or disclosure in the financial statements.
On October 9, 2023, the Company received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires the Company to maintain at least 400 total holders for continued listing on the Nasdaq Global Market. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Global Market.
The Company disclosed its receipt of the Notice pursuant to a Form 8-K filed on October 13, 2023, as required by NASDAQ rules. The Company has 45 calendar days from its receipt of the Notice, or until November 23, 2023, to submit a plan to regain compliance with Nasdaq Listing Rule 5450(a)(2). If the Company is unable to regain compliance by that date, the Company intends to submit a plan to regain compliance within the required timeframe. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

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

Extension of Combination Period

On April 28, 2023, the Company held a special meeting of stockholders (the “Special Meeting”). As of April 10, 2023, the record date of the Special Meeting, there were 28,750,000 issued and outstanding shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”) comprised of 23,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A Shares”), and 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share. At the Special Meeting, the Company’s stockholders approved the proposal to file an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware (the “Amendment”) to extend the date from May 2, 2023, to May 2, 2024 (the “Extension,” and such proposal, the “Extension Proposal”) by which the Company must (1) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “initial business combination”) or (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and redeem all of the Class A Shares included as part of the units sold in the Company’s initial public offering that was consummated on November 2, 2021. On April 28, 2023, to effectuate the Extension, the Company filed the Amendment with the Secretary of State of the State of Delaware. Stockholders holding 21,422,522 Class A Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account (“Trust Account”) in connection with the Extension. As a result, $222,484,624 (approximately $10.38 per share) was removed from the Trust Account on or about May 15, 2023 to pay such holders, and an additional $855,761 was removed from the Trust Account on or about May 9, 2023. As of September 30, 2023 there was $17,483,547 (or approximately $11.08 per share of Class A common stock that is subject to redemption) held in the Trust Account.

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

For the three months ended September 30, 2023 and 2022, we had a net loss of $727,307 and net income of $920,184, respectively. Our net loss for the three months ended September 30, 2023 consisted of interest income earned on the funds held in Trust in the amount of $227,386 and income tax benefit of $62,494 offset by a loss of $705,000 on the change in fair value of the derivative warrant liabilities associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants, operating expenses that total $306,052, and interest expense of $6,135. Our net income for the three months ended September 30, 2022 consisted of interest income earned on the funds held in Trust in the amount of $1,031,530, a gain of $235,000 on the change in fair value of the derivative warrant liabilities associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants offset by operating expenses that total $323,407 and income tax expense of $22,939.

For the nine months ended September 30, 2023 and 2022, we had net income of $2,422,758 and $10,089,460, respectively. Our net income for the nine months ended September 30, 2023 consisted of interest income earned on the funds held in Trust in the amount of $3,984,184, a gain of $705,000 on the change in fair value of the derivative warrant liabilities associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants offset by operating expenses that total $1,337,787, interest expense of $11,138 and income tax expense of $917,501. Our net income for the nine months ended September 30, 2022 consisted of interest income earned on the funds held in Trust in the amount of $1,436,349, a gain of $10,230,000 on the change in fair value of the derivative warrant liabilities associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants offset by operating expenses that total $1,101,157 and income tax expense of $475,732.

Going Concern Considerations, Liquidity and Capital Resources

As of September 30, 2023 there was $17,483,547 (or approximately $11.08 per share) held in the Trust Account. Cash of $79,413 was held outside of the Trust Account on September 30, 2023 and was available for working capital purposes. As of September 30, 2023, there was $241,544 held in the investment account of which is $235,762 is reserved to pay taxes and dissolution costs and expenses in the event the Company fails to complete in initial business combination and is dissolved.

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

The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding the deferred underwriting commissions, and amounts paid to redeem public shares, to complete an initial business combination. To the extent that capital stock or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue growth strategies. If an initial business combination agreement requires the Company to use a portion of the cash in the Trust Account to pay the purchase price or requires the Company to have a minimum amount of cash at closing (including any cash available from the Trust Account), the Company will need to arrange for third-party financing.

We may have insufficient funds available to operate our business prior to completing our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of the remaining public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

As of September 30, 2023, we had cash of $320,957 held outside the Trust Account, of which $235,762 is reserved to pay taxes and dissolution costs and expenses in the event the Company fails to complete in initial business combination and is dissolved. We intend to use all of such funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The balance will be used to pay accrued taxes.

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

Loan Payable — Sponsor

Additionally, per a Commitment Letter, dated July 19, 2022, the Sponsor undertook upon the Company’s written request to make available an aggregate amount of up to $250,000 to provide the Company funds for working capital purposes to ensure that the Company would continue as a going concern for at least 12 months. A second Commitment Letter was dated May 4, 2023 for up to an additional $750,000. During the nine months ended September 30, 2023, the Sponsor loaned an aggregate of $535,000 to the Company for working capital purposes. As of September 30, 2023 and December 31, 2022, $710,000 and $175,000 remained outstanding, respectively.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common stock subject to possible redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, the shares of Class A common stock subject to possible redemption in the amount of $17,366,793 and $236,385,597 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively. The shares of Class A common stock that were issued upon conversion of shares of Class B common stock are not subject to redemption and accordingly are presented in the stockholders’ deficit section of the Company’s balance sheets.

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

Warrants Instruments

We evaluated the Warrants in accordance with ASC 815-40, “Derivatives and Hedging-Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815 and are not eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities on the Balance Sheet. Upon consummation of the Initial Public Offering, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of shares of Class B common stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to shares of Class A common stock subject to possible redemption (temporary equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date. The Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

As of September 30, 2023 and December 31, 2022, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of September 30, 2023 and December 31, 2022, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of September 30, 2023 and December 31, 2022, per Public Warrant, respectively, to estimate the volatility for the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

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

Net income per share

Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. Net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented. The warrants are exercisable to purchase 23,500,000 shares of Class A common stock in the aggregate.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2023, we were not subject to any market or interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial and accounting officer (our “Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that, material weaknesses exist related our accounting for complex financial instruments and our accounting and reporting for the completeness and accuracy of warrant liabilities and the corresponding change in the fair value of the warrant liability, that led to the restatement of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In addition to the remediation steps discussed below, the Company added additional steps to its internal financial review process in order to provide reasonable assurance that a reoccurrence of a material misstatement of any item in our financial statements will not occur.

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

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Risk Factors section of our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on May 23, 2023 (“10-K”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our 10-K other than the addition of the risk factor set forth below.

Risks Related to Taxes

New legislation that would change U.S. or foreign taxation of business activities could seriously harm our business, or the financial markets and the market price of our Class A common stock.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. As such, the Company has recorded a 1% excise tax liability in the amount of $2,224,846 on the condensed balance sheets as of September 30, 2023. The liability does not impact the condensed statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

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

November 3, 2023

ALTENERGY ACQUISITION CORP.

By:	/s/ Russell Stidolph
Name:	Russell Stidolph
Title:	Chief Executive Officer (principal executive officer)

By:	/s/ Jonathan Darnell
Name:	Jonathan Darnell
Title:	Chief Financial Officer (principal financial officer)