Form 10-Q/A
period 2023-03-31
AltEnergy Acquisition Corp
filed 2024-04-16
CIK 1852016

QUARTERLY REPORT
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q
/A

(Amendment No. 1)

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
of the Exchange Act).
☒
 Yes ☐ No
As of May 19, 2023, 7,077,478 shares of Class A common stock, par value $0.0001 per share, and 250,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

ALTENERGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

EXPLANATORY NOTE
10Q Amendment No.
 1
. This Amendment No. 1 on Form
10-Q
(this “Form
10-Q
Amendment No. 1”) amends and restates certain items noted below in the Quarterly Report on Form
10-Q
of AltEnergy Acquisition Corp. (the “Company”) for the quarterly period ended March 31, 2023, as originally filed with the Securities and Exchange Commission on May 23, 2023 (the “Original Filing”).
This Form
10-Q/A
Amendment No. 1 amends the Original Filing to include restated financial statements for the quarter ended March 31, 2023. As discussed in Note 2 to the amended and restated financial statements, the Company determined that there were errors related to the failure to properly reflect as an expense the deferred consulting payments due to our chief financial officer if we complete our initial business combination. For the convenience of the reader, this Form 10-Q/A Amendment No. 1 sets forth the Original Filing, as amended, in its entirety; however, this
Form 10-Q/A
Amendment No. 1 amends and restates only the following financial statements and disclosures that were impacted from the correction of the error:

•	Part I, Item 1-Condensed Financial Statements

•	Part I, Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I, Item 4-Controls and Procedures

•
Part II, Item
6-Exhibits
and Financial Statement Schedules. The Company’s Chief Executive Officer and Chief Financial Officer provided new certifications dated as of the date of the filing of this Form 10Q/A Amendment No. 1.

Except as described above, no other changes were made to the Original Filing pursuant to this Form 10Q/A Amendment No. 1. This Form
10-Q/A
Amendment No. 1 speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.
PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
AltEnergy Acquisition Corp.
CONDENSED BALANCE SHEETS

	March 31, 2023 (unaudited)	December 31, 2022 (audited)
	(as restated see Note 2)
ASSETS
Current Assets:
Cash	$87,760	$212,232
Prepaid expenses	318,355	379,264
Total Current Assets	406,115	591,496
Investments held in the Trust Account	239,723,359	237,373,538
Other assets	—	—
Total Assets	$240,129,474	$237,965,034
LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$219,996	$101,396
Accrued Tax Payable – Franchise Tax	49,950	73,739
Accrued Tax Payable – Income Tax	891,840	295,065
Other accrued expenses – deferred	121,734	12,815
Due to related party	138,600	15,212
Loan payable- Sponsor	175,000	175,000

Total Current Liabilities	1,597,120	673,227
Derivative warrant liabilities	1,880,000	2,350,000
Deferred underwriting commission	8,050,000	8,050,000

Total liabilities	11,527,120	11,073,227
COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; 23,000,000 shares	238,626,268	236,385,597
Stockholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, none issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(10,024,489)	(9,494,365)
Total Stockholders’ Deficit	(10,023,914)	(9,493,790)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$240,129,474	$237,965,034
The accompanying notes are an integral part of these unaudited condensed financial statements
.

AltEnergy Acquisition Corp.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2023	2022
	(as restated in Note 2)
EXPENSES
Administrative fee — related party	$45,000	$45,000
Consulting fees – related party	93,600	—
General and administrative	447,689	345,725

TOTAL EXPENSES	586,289	390,725

OTHER INCOME (EXPENSE)
Income earned on investments held in Trust Account	2,423,610	66,601
Change in fair value of warrant liabilities	470,000	8,585,000

TOTAL OTHER INCOME, NET	2,893,610	8,651,601

Net income before income tax provision	2,307,321	8,260,876

Income tax provision	(596,774)	—

Net income	$1,710,547	$8,260,876

Weighted average number of shares of Class A common stock outstanding, basic and diluted	$23,000,000	23,000,000

Basic and diluted net income per share of Class A common stock	$0.06	$0.29

Weighted average number of shares of Class B common stock outstanding, basic and diluted	5,750,000	5,750,000

Basic and diluted net income per share of Class B common stock	$0.06	$0.29

The accompanying notes are an integral part
of
these unaudited condensed financial statements.

AltEnergy Acquisition Corp.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 (as restated)

	Class B Common Stock		Additional Paid-In Capital		Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount
Balance as of January 1, 2023	$5,750,000	$575		$—	$(9,494,365)	$(9,493,790)

Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—		—	(2,240,671)	(2,240,671)
Net income	—	—		—	1,710,547	1,710,547
Balance as of March 31, 2023	$5,750,000	$575	$		$(10,024,489)	$(10,023,914)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount
Balance as of January 1, 2022	$5,750,000	$575	$—	$(20,563,001)	$(20,562,426)

Net income	—	—	—	8,260,876	8,260,876
Balance as of March 31, 2022	$5,750,000	$575	$—	$(12,302,125)	$(12,301,550)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AltEnergy Acquisition Corp.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
	(as restated See Note 2)
Cash Flows From Operating Activities:
Net income (loss)	$1,710,547	$8,260,876
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(2,423,610)	(66,601)
Loss (Gain) on change in fair value of derivative liabilities	(470,000)	(8,585,000)
Changes in operating assets and liabilities:
Prepaid expenses	60,909	2,500
Other assets	—	110,910
Other deferred expenses	108,919	—
Consulting Fees Payable - related party	93,600	—
Accrued Income Taxes Payable	596,775	—
Accounts payable and accrued expenses	94,811	(178,863)
Net Cash Used In Operating Activities	(228,049)	(456,178)
Cash Flows From Investing Activities:
Taxes paid from trust	73,789	—
Net Cash (Used In) Provided by Investing Activities	73,789	—
Cash Flows From Financing Activities:
Proceeds from related party advances	29,788
Repayment of related party payable		(3,873)
Payments of offering costs		(8,082)
Net Cash Provided By (Used In) Financing Activities	29,788	(11,955)
Net change in cash	(124,472)	(468,133)
Cash at beginning of period	212,232	979,226
Cash at end of period	$87,760	$511,093
Remeasurement of Class A common stock subject to possible redemption to redemption amount	$2,240,671	$—
The accompanying notes are an integral part
of
these unaudited condensed financial statements.

4
AltEnergy Acquisition Corp.
Notes to Financial Statements
(As Restated)
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
Going Concern, Liquidity and Management’s Plan
As of March 31, 2023, the Company had investments held in the Trust Account of approximately $239.7 million principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by the Company to pay taxes, and to pay up to $100,000 of any dissolution expenses. As of March 31, 2023, the Company had a working capital deficit of approximately
$
1.2
 million
, current liabilities of approximately $1.6 million, includes taxes payable of approximately $942,000, which can be recovered from Trust and cash of approximately $88,000.
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
NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the financial statements of the Company as of and for the year ended December 31, 2023, the Company determined that there were errors related to the failure to properly reflect as an expense the deferred consulting payments due to our chief financial officer if we complete our initial business combination in the previously issued financial statements as of and for the quarter ended March 31, 2023. See Note 6 for additional information.
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

The following tables summarize the effect of the restatement on each financial statement line items as of the dates, and for the period, indicated:
Balance sheet as of March 31, 2023 (Form
10-Q)

	As previously reported	Adjustments	As revised
Due to related party	45,000	93,600	138,600
Accrued tax payable – Income tax	888,321	3,519	891,840
Total current liabilities	1,500,001	97,119	1,597,120
Class A common stock subject to redemption	238,629,787	(3,519)	238,626,268
Total liabilities	11,430,001	97,119	11,527,120
Accumulated deficit	(9,930,889)	(93,600)	(10,024,489)
Total stockholders’ deficit	(9,930,314)	(93,600)	(10,023,914)
Income statement for the three months ended March 31, 2023 (Form
10-Q)

	As previously reported	Adjustments	As revised
Consulting fees – related party	—	93,600	93,600
Total expenses	492,689	93,600	586,289
Net income before income tax provision	2,400,921	(93,600)	2,307,321
Income tax provision	(593,255)	(3,519)	(596,774)
Net income	1,807,666	(97,119)	1,710,547
Basic and diluted net income per share of Class A common stock	0.06	(0.00)	0.06
Basic and diluted net income per share of Class A common stock	0.06	(0.00)	0.06
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
”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, the shares of Class A common stock subject to possible redemption in the amount of $238,626,268 and $236,385,597, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
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
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2023
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$1,368,438	$342,109
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000
Basic and diluted net income per share of common stock	$0.06	$0.06

	For the Three Months Ended March 31, 2022
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$6,608,701	$1,652,175
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000
Basic and diluted net income per share of common stock	$0.29	$0.29
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
ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. Our effective tax rate was 25.9% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in fair value in warrant liability and the change in valuation allowance on the deferred tax assets.
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

1
1

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
NOTE 6. RELATED PARTY TRANSACTIONS (RESTATED)
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

1
2

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
Consulting Agreement (restated)
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

1
3

not be required to pay this additional contingent amount. The consulting agreement was further amended on January 1, 2023, to provide that commencing on January 1, 2023, 100% of the consulting fee of $
15,600
per month shall be accrued by the Company for the CFO’s benefit to be paid upon the closing of a business combination if such closing occurs, and if such business combination does not occur, then the accrued amount shall not be due or paid. For the three months ended March 31, 2023 and March 31, 2022, the Company recorded $93,600 and $46,000 of compensation for services provided. As of March 31, 2023 and December 31,
2022, there was $93,600 and $0
accrued
, respectively.
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

1
4

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

1
5

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
10
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

1
6

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
As of March 31, 2023 and December 31, 2022, the derivative liability was $1,880,000 and $2,350,000, respectively. In addition, for the three months ended March 31, 2023, the Company recorded $470,000 as a
g
ain
 on the change in fair value of the derivative warrants on the statements of operations.
NOTE 1
1
. SUBSEQUENT EVENTS
The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, except as noted below, that would have required adjustment or disclosure in the financial statements.
Extension of Combination Period
On April 28, 2023, the Company held a special meeting of stockholders (the “
S
p
ecial Meetin
g”). As of April 10, 2023, the record date of the Special Meeting, there were
28,750,000 issued and outstanding shares of common stock of the Company, par value $0.0001 per share (the “
Common Stock
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
Extension Pro
p
osal
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
On April 28, 2023, following the Special Meeting, 5,500,000 shares of Class B Common Stock were converted into Class A Shares. See Note 1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (restated).

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

Restatement

In connection with the preparation of the financial statements of the Company as of and for the year ended December 31, 2023, the Company determined that there were errors related to the failure to reflect as an expense the deferred consulting payments due to our chief financial officer if the Company completes its initial business combination in the previously issued financial statement for the quarter ended March 31, 2023. In accordance with SEC Staff Accounting Bulletin NO. 99, “Materiality” and SEC Staff Accounting Bulletin NO. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company determined that the errors were material to its previously issued financial statements. Therefore, the Company concluded that the previously issued financial statements should be restated.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward- looking statements that involve risks and uncertainties.

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

Extension of Combination Period (restated)

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

Results of Operations (restated)

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

For the three months ended March 31, 2023 and 2022, we had net income of $1,710,547 and $8,260,876, respectively. Our net income for the three months ended March 31, 2023 consisted of interest income earned in the amount of $2,423,610 on the funds held in Trust and operating expenses that total $586,289, a gain of $470,000 reflecting the change in fair value of derivative warrant liability associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants and income tax expense of $596,774 Our net income for the three months ended March 31, 2022 consisted of interest income earned in the amount of $66,601 on the funds held in Trust and operating expenses that total $390,725, and a gain of $8,585,000 reflecting the change in fair value of derivative warrant liability associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants.

Going Concern Considerations, Liquidity and Capital Resources (restated)

As of March 31, 2023, we had investments held in the Trust Account of $239.8 million, principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $100,000 of any dissolution expenses. At March 31, 2023, we had cash of approximately $88,000 and a working capital deficit of approximately $1.2 million.

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

Common stock subject to possible redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, the shares of Class A common stock subject to possible redemption in the amount of $238,626,268 and $236,385,597 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

Item 4. Controls and Procedures (restated).

Disclosure controls and procedures are controls and other procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this quarterly report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial and accounting officer (our “Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rules 13a-15(e) and 15d- 15(e) under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that, material weaknesses exist related our accounting for complex financial instruments and our accounting and reporting for the completeness and accuracy of warrant liabilities and the corresponding change in the fair value of the warrant liability, that led to the restatement of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In addition, management identified a material weakness in relation to the accounting of contractual liabilities which led to errors in our financial statements in the accounting of consulting fees pursuant to a consulting agreement with our chief financial officer that led to the restatement of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023. In addition to the remediation steps discussed below, the Company has added additional steps to its internal financial review process in order to provide reasonable assurance that a reoccurrence of a material misstatement of any item in our financial statements will not occur.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation together with the First Amendment to the Amended and Restated Certificate of Incorporation

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.CAL*	Inline XBRL Taxonomy Extension Schema Document

101.SCH*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit101

*	Furnished.

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

Dated: April 16, 2024

25