Form 10-Q/A
period 2023-06-30
AltEnergy Acquisition Corp
filed 2024-04-16
CIK 1852016

QUARTERLY REPORT
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
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
of the Exchange Act). ☒ Yes ☐ No
As of August 10, 2023
, 7,077,478 shares of Class A common stock, par value $0.0
00
1 per share, and 250,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

i

EXPLANATORY NOTE
10Q Amendment No.
 1
. This Amendment No. 1 on Form
10-Q
(this (“Form 10-Q/A Amendment No. 1”) amends and restates certain items noted below in the Quarterly Report on Form
10-Q
of AltEnergy Acquisition Corp. (the “Company”) for
the
quarterly period ended June 30, 2023, as originally filed with the Securities and Exchange Commission on August 14, 2023 (the “Original Filing”).
This Form
10-Q/A
Amendment No. 1 amends the Original Filing to include restated financial statements for the three and six months ended June 30, 2023. As discussed (i) in Note 2 to the amended and restated financial statements, the Company determined that there were errors related to the failure to properly reflect as an expense the deferred consulting payments due to our chief financial officer if we complete our initial business combination, and (ii) in Note 2 and Note 6 to the amended and restated financial statements, the Company determined that there were errors related to the failure to record the capital contributions and related costs associated with non-redemption
agreements entered into with certain stockholders of the Company in connection with the special meeting of stockholders of the Company held on April 28, 2023. For the convenience of the reader, this Form
10-Q/A
Amendment No. 1 sets forth the Original Filing, as amended, in its entirety; however, this Form
10-Q/A
Amendment No. 1 amends and restates only the following financial statements and disclosures that were impacted from the correction of the errors:

•	Part I, Item 1-Condensed Financial Statement

•	Part I, Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I, Item 4-Controls and Procedures

•
Part II, Item
6-Exhibits
and Financial Statement Schedules. The Company’s Chief Executive Officer and Chief Financial Officer provided new certifications dated as of the date of the filing of this Form 10Q/A Amendment No. 1.

Except as described above, no other changes were made to the Original Filing pursuant to this Form 10Q/A Amendment No. 1. This Form
10-Q/A
Amendment No. 1 speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by s ubs
equen
t e
vents.
PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
AltEnergy Acquisition Corp.
CONDENSED BALANCE SHEETS

	June 30, 2023 (unaudited) (as restated -see Note 2)	December 31, 2022 (audited)
ASSETS
Current Assets:
Cash	$75,489	$212,232
Prepaid expenses	188,713	379,264
Other investments held to maturity	475,918	—

Total Current Assets	740,120	591,496
Investments held in the Trust Account	17,256,161	237,373,538

Total Assets	$17,996,281	$237,965,034

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$167,285	$101,396
Accrued Tax Payable – Franchise Tax	19,950	73,739
Accrued Tax Payable – Income Tax	567,194	295,065
Accrued Tax Payable – Excise Tax	2,224,846	—
Other accrued expenses – deferred	121,734	12,815
Due to related party	235,403	15,212
Loan payable – Sponsor	530,000	175,000

Total Current Liabilities	3,866,412	673,227
Derivative warrant liabilities	940,000	2,350,000
Deferred underwriting commission	8,050,000	8,050,000

Total liabilities	12,856,412	11,073,227
COMMITMENTS AND CONTINGENCIES (Note 7)
Class A common stock subject to possible redemption; 1,577,478 and 23,000,000 shares at June 30, 2023 and December 31, 2022, respectively	17,144,935	236,385,597
Stockholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 5,500,000 and none issued and outstanding (excluding 1,577,478 and 23,000,000 shares subject to possible redemption) at June 30, 2023 and December 31, 2022, respectively	550	—
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 250,000 and 5,750,000 shares issued and outstanding at June 30, 2023 and December 3 1, 2022, respectively	25	575
Additional paid-in capital	—	—
Accumulated deficit	(12,005,641)	(9,494,365)

Total Stockholders’ Deficit	(12,005,066)	(9,493,790)

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$17,996,281	$237,965,034

The accompanying notes are an integral part
of
these unaudited condensed financial statements
.

AltEnergy Acquisition Corp.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(as restated – see Note 2)		(as restated – see Note 2)
EXPENSES
Administrative fee — related party	$45,000	$45,000	$90,000	$90,000
Non-redemption agreement expense	180,000	—	180,000	—
Consulting Fees — CFO	46,800	—	140,400	—
General and administrative	495,090	342,056	942,798	687,800

TOTAL EXPENSES	766,890	387,056	1,353,198	777,800

OTHER INCOME (EXPENSE)
Income earned on investments held in Trust Account	1,333,188	338,218	3,756,798	404,819
Interest earned on operating and investments accounts	1,044	31	1,063	50
Change in fair value of warrant liabilities	940,000	1,410,000	1,410,000	9,995,000
Interest expense	(5,003)	—	(5,003)	—

TOTAL OTHER INCOME, NET	2,269,229	1,748,249	5,162,858	10,399,869

Net income before income tax provision	1,502,339	1,361,193	3,809,660	9,622,069

Income tax provision	(435,354)	(452,793)	(1,032,128)	(452,793)

Net income	$1,066,985	$908,400	$2,777,532	$9,169,276

Weighted average number of shares of Class A common stock outstanding, basic and diluted	11,976,716	23,000,000	17,457,907	23,000,000

Basic and diluted net income per share of Class A common stock	$0.08	$0.03	$0.13	$0.32

Weighted average number of shares of Class B common stock outstanding, basic and diluted	1,942,308	5,750,000	3,835,635	5,750,000

Basic and diluted net income per share of Class B common stock	$0.08	$0.03	$0.13	$0.32

The accompanying notes are an integral part
of
these unaudited condensed financial statements.

AltEnergy Acquisition Corp.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2023
(As Restated – See Note 2)

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	—	$—	5,750,000	$575	$—	$(9,494,365)	$(9,493,790)
Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	—	(2,240,671)	(2,240,671)
Net income	—	—	—	—	—	1,710,547	1,710,547

Balance, March 31, 2023	—	$—	5,750,000	$575	$—	$(10,024,491)	$(10,023,914)
Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	(180,000)	(823,291)	(1,003,291)
Excise tax imposed on common stock redemptions	—	—	—	—	—	(2,224,846)	(2,224,846)
Contribution – Non-redemption agreement	—	—	—	—	180,000	—	180,000
Class B common stock converted to Class A common stock	5,500,000	550	(5,500,000)	(550)	—	—	—
Net income	—	—	—	—	—	1,066,985	1,066,985

Balance, June 30, 2023	5,500,000	$550	250,000	$25	$—	$(12,005,641)	$(12,005,066)

FOR THE SIX MONTHS ENDED JUNE 30, 2022

	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount

Balance as of January 1, 2022	5,750,000	$575	$—	$(20,563,001)	$(20,562,426)
Net income	—	—	—	8,260,876	8,260,876

Balance as of March 31, 2022	5,750,000	$575	$—	$(12,302,125)	$(12,301,550)
Net income	—	—	—	908,400	908,400

Balance as of June 30, 2022	5,750,000	$575	$—	$(11,393,725)	$(11,393,150)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AltEnergy Acquisition Corp.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
	(As Restated – See Note 2)
Cash Flows From Operating Activities:
Net income	$2,777,532	$9,169,276
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(3,756,798)	(404,818)
Gain on change in fair value of derivative liabilities	(1,410,000)	(9,995,000)
Gain on change in fair value of held to maturity investments	(1,020)	—
Non-redemption agreement expense	180,000	—
Changes in operating assets and liabilities:
Prepaid expenses	190,551	5,000
Other assets	—	223,052
Other deferred expenses	108,919	—
CFO Compensation Payable	140,400	—
Accrued Income Taxes	272,129	262,687
Accounts payable and accrued expenses	12,100	64,902

Net Cash Used In Operating Activities	(1,486,187)	(674,901)

Cash Flows From Investing Activities:
Taxes paid from trust	533,789	56,499
Cash withdrawn from Trust Account to redeeming stockholders	222,484,624	—
Funds withdrawn from Trust Account for Taxes Payable and Dissolution	855,762	—
Funds deposited into held to maturity investment account	(775,762)	—
Funds withdrawn from held to maturity investment account	300,864	—

Net Cash Provided by Investing Activities	223,399,277	56,499

Cash Flows From Financing Activities:
Redemption of Class A common stock	(222,484,624)	—
Proceeds from loan payable – Sponsor	355,000	—
Proceeds from related party advances	79,791	—
Repayment of related party payable	—	(3,873)
Payments of offering costs	—	(8,082)

Net Cash Used In Financing Activities	(222,049,833)	(11,955)

Net change in cash	(136,743)	(630,357)
Cash at beginning of period	212,232	979,226

Cash at end of period	$75,489	$348,869

Supplemental cash flow information:
Cash paid for income taxes	$460,000	$—

Supplemental Schedule of Non-cash Financing Activities:
Remeasurement of Class A common stock subject to possible redemption to redemption amount	$3,243,962	$—
Excise tax liability accrued for common stock redemptions	$2,224,846	$—
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
7
, the $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50
% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management agreed that an amount equal to at least $
10.20 per Unit sold in the Initial Public Offering, including proceeds of the Private Placement Warrants, will be held in a trust account, located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.
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
.”
The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001
(so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation, as amended (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.
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
Going Concern, Liquidity and Management’s Plan
As of June 30, 2023, the Company had investments held in the Trust Account of approximately $17.3 million principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by the Company to pay taxes. As of June 30, 2023, the Company had a working capital deficit of approximately $3.1 million
, current liabilities of approximately $3.9
million, including taxes payable of approximately $
567,194

which can be recovered from Trust and cash of approximately $75,500. In addition, the Company had approximately $476,000 held in an investment account, of which $100,000 that was reserved to pay dissolution costs and expenses in the event the Company fails to complete in initial business combination and is dissolved.
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
The Company is required to complete an initial business combination within 30 months from the closing of the
I
PO. If the Company is unable to complete an initial business combination within 30 months from the closing of the IPO, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, and subject to having lawfully available funds therefore, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable), divided by the number of then-outstanding public shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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
NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the financial statements of the Company as of and for the year ended December 31, 2023, the Company determined that there were errors related to the (i) the failure to properly reflect as an expense the deferred consulting payments due to our chief financial officer if we complete our initial business combination (see Note 6), and (ii) the failure to record the capital contributions and related costs associated with the non-redemption
agreements (see Note 6) in the previously issued financial statements as of and for the three and six months ended June 30, 2023.
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

The following tables summarize the effect of the restatement on each financial statement line items as of the dates, and for the period, indicated:

Balance sheet as of June 30, 2023

	As previously reported	Adjustments	As revised

Due to related party	$95,003	$140,400	$235,403
Accrued tax payable - Income tax	515,061	52,133	567,194
Total current liabilities	3,673,881	192,531	3,866,412
Total liabilities	12,663,881	192,531	12,856,412
Class A common stock subject to redemption	17,096,912	48,023	17,144,935
Accumulated deficit	(11,765,087)	(240,554)	(12,005,641)
Total stockholders’ deficit	(11,764,512)	(240,554)	(12,005,066)

Income statement for the three months ended June 30, 2023

	As previously reported	Adjustments	As revised

Non-redemption agreement expense	—	$180,000	$180,000
Consulting Fees - CFO	—	46,800	46,800
Total expenses	$539,046	227,844	766,890
Net income before income tax provision	1,729,139	(226,800)	1,502,339
Income tax provision	(386,740)	(48,614)	(435,354)
Net income	1,342,399	(275,414)	1,066,985
Basic and diluted net income per share of Class A common stock	0.10	(0.02)	0.08
Basic and diluted net income per share of Class A common stock	0.10	(0.02)	0.08

Income statement for the six months ended June 30, 2023

	As previously reported	Adjustments	As revised
Consulting fees - CFO	—	$140,400	$140,400
Non-redemption agreement expense	—	180,000	180,000
Total expenses	$1,031,735	321,463	1,353,198
Net income before income tax provision	4,130,060	(320,400)	3,809,660
Income tax provision	(979,995)	(52,133)	(1,032,128)
Net income	3,150,065	(372,533)	2,777,532
Basic and diluted net income per share of Class A common stock	0.15	(0.02)	0.13
Basic and diluted net income per share of Class A common stock	0.15	(0.02)	0.13
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
Class A common stock subject to possible redemption
The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, the shares of Class A common stock subject to possible redemption in the amount of $17,144,935 and $236,385,597, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
At June 30, 2023 and December 31, 2022, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption at December 31, 2021	$234,600,000
Fair value adjustment of Class A common stock to redemption value	1,785,597

Class A common stock subject to possible redemption at December 31, 2022	$236,385,597
Fair value adjustment of Class A common stock to redemption value	2,240,671

Class A common stock subject to possible redemption at March 31, 2023	238,626,268
Fair value adjustment of Class A common stock to redemption value	1,003,291
Fair value of redeemed Class A common stock	(222,484,624)

Class A common stock subject to possible redemption at June 30, 2023	$17,144,935

1
0

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
The following table reflects the calculation of basic and diluted net per common share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2023
	Class A	Class B

Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$918,094	$148,891
Denominator:
Basic and diluted weighted average shares outstanding	11,976,716	1,942,308
Basic and diluted net income per share of common stock	$0.08	$0.08

	For the Three Months Ended June 30, 2022
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$726,720	$181,680
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000
Basic and diluted net income per share of common stock	$0.03	$0.03

	For the Six Months Ended June 30, 2023
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$2,277,211	$500,321
Denominator:
Basic and diluted weighted average shares outstanding	17,457,907	3,835,635
Basic and diluted net income per share of common stock	$0.13	$0.13

	For the Six Months Ended June 30, 2022
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$7,335,421	$1,833,855
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000
Basic and diluted net income per share of common stock	$0.32	$0.32

1
1

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
Our effective tax rate was 28.98% and 33.3% for the three months ended June 30, 2023 and 2022, respectively, and

27.09%
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
NOTE
6
. RELATED PARTY TRANSACTIONS
Founder Shares
On March 25, 2021, the Sponsor purchased
5,750,000
of the Company’s Class B common stock (the “Founder Shares”) for an aggregate purchase price of $
25,000
. The Founder Shares included an aggregate of up to
750,000
shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would equal, on an as-converted
basis, approximately
20
% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. Upon exercise of the underwriters’ over-allotment option, these shares were no longer subject to forfeiture.

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
Loan payable — Sponsor
Per
 a Commitment Letter, dated July 19, 2022, the Sponsor undertook upon the Company’s written request to make available an aggregate amount of up to $
250,000
to provide the Company funds for working capital purposes to ensure that the Company would continue as a going concern for at least 12 months. A second Commitment Letter was dated May 4, 2023 for up to an additional $
750,000
.
The Sponsor is charging interest at the mid-term applicable federal rate at the time of funding.
During the three and six months ended June 30, 2023, the Sponsor loaned an aggregate of
$
355,000
to the Company for working capital purposes. As of June 30, 2023 and December 31, 2022, $
530,000
and $
175,000
remained

outstanding, respectively.
 As of June 30, 2023 and December 31, 2022, there was accrued interest of $5,003 and $184, respectively.
Consulting Agreement
The Company and its Chief Financial Officer (“CFO”) entered into a consulting agreement pursuant to which the CFO was entitled to receive $
15,600
per month for services rendered, commencing February
1
,
2021
, through the closing of our initial business combination. On April
1
,
2022
, the agreement with the CFO was amended so that the CFO would be paid $
10,400
per month and an additional amount of $
5,200
per month beginning April
1
,
2022
through the consummation of the initial business combination would become payable upon a successful consummation of a business combination. If a successful business combination does not occur, the Company would not be required to pay this additional contingent amount. The consulting agreement was further amended on January
1
,
2023
, to provide that commencing on January
1
,
2023
,
100
% of the consulting fee of $
15,600
per month shall be accrued by the Company for the

CFO’s benefit to be paid upon the closing of a business combination if such closing occurs, and if such business combination does not occur, then the accrued amount shall not be due or paid. For the six months ended June 30, 2023 and June 30, 2022, the Company recorded $
140,400
and $
78,000
of compensation for services provided. As of
June 30, 2023
and
December 31, 2022
, there was $
140,400
and $
0
accrued, respectively
.

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
Non-redemption
Agreements
The Sponsor entered into
Non-redemption
agreements with various stockholders of the Company (the
“Non-Redeeming
Stockholders”), pursuant to which these stockholders agreed not to redeem a portion of their shares of Company common stock (the
“Non-Redeemed
Shares”) in connection with the Special Meeting held on April 28, 2023, but such stockholders retained their right to require the Company to redeem such
Non-Redeemed
Shares in connection with the closing of the Business Combination. The Sponsor has agreed that
immediately prior to, and substantially concurrently with, the closing of an initial business combination, (i) the Sponsor (or its designees) will surrender and forfeit to the Company for no consideration an aggregate of 250,000 shares of the Company’s Class B common stock, par value $0.0001 per share, held by the Sponsor (the “Forfeited Shares”) and (ii) the Company shall issue to the Non-Redeeming Stockholders a number of Class A Shares equal to the Forfeited Shares. The Company estimated the aggregate fair value of such

250,000 Founder Shares transferrable to the
Non-Redeeming
Stockholders pursuant to the
Non-redemption
agreements to be $180,000 or $0.72 per share. The fair value as of April 26 and 27, 2023
was determined using the probability of a successful Business Combination of 7%
,
derived from an option pricing model for the publicly traded warrants, and the average value per shares as of the valuation date of $10.30. Each
Non-Redeeming
Stockholder acquired from the Sponsor an indirect economic interest in such Founder Shares. The fair value of such Founder Shares was determined to be a cost associated with completing a Business Combination and a capital contribution from a related entity under SAB Topic 5T.
NOTE 7. COMMITMENTS AND CONTINGENCIES
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

1
5

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
The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	June 30, 2023	December 31, 2022
Assets:
Investments held to Maturity	1	$475,918	—
Investments held in Trust Account	1	$17,256,161	$237,373,538
Liabilities:
Warrant liability – Private Placement Warrants	3	$480,000	$1,200,000
Warrant liability – Public Warrants	1	$460,000	$1,150,000

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restatement

In connection with the preparation of the financial statements of the Company as of and for the year ended December 31, 2023, the Company determined that (i) there were errors related to the failure to reflect as an expense the deferred consulting payments due to our chief financial officer if the Company completes its initial business combination, in the previously issued financial statements for the quarters ended March 31, 2023 and June 30, 2023; and (ii) there were errors related to the presentation and calculation of the capital contribution and related cost associated with non-redemption agreements entered into with certain stockholders of the Company in connection with the special meeting of stockholders of the Company held on April 28, 2023, in the previously issued financial statements for the quarter ended June 30, 2023. In accordance with SEC Staff Accounting Bulletin NO. 99, “Materiality” and SEC Staff Accounting Bulletin NO. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company determined that the errors were material to its previously issued financial statements. Therefore, the Company concluded that the previously issued financial statements should be restated.

The following discussion and analysis of the financial condition and results of operations of AltEnergy Acquisition Corp. (the “Company”) should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q/A (the “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

For the three months ended June 30, 2023 and 2022, we had net income of $1,066,985 and $908,400, respectively. Our net income for the three months ended June 30, 2023 consisted of interest income earned on the funds held in Trust in the amount of $1,333,188, a gain of $940,000 on the change in fair value of the derivative warrant liabilities associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants, interest income earned on the operating account of $1,044 offset by operating expenses that total $766,890, interest expense of $5,003 and income tax expense of $435,354. Our net income for the three months ended June 30, 2022 consisted of interest income earned on the funds held in Trust in the amount of $338,218, a gain of $1,410,000 on the change in fair value of the derivative warrant liabilities associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants offset by operating expenses that total $387,025 and income tax expense of $452,793.

For the six months ended June 30, 2023 and 2022, we had net income of $2,777,532 and $9,169,276, respectively. Our net income for the six months ended June 30, 2023 consisted of interest income earned on the funds held in Trust in the amount of $3,756,798, a gain of $1,410,000 on the change in fair value of the derivative warrant liabilities associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants interest income earned on the operating account of $1,063 offset by operating expenses that total $1,353,198, interest expense of $5,003 and income tax expense of $1,032,128. Our net income for the six months ended June 30, 2022 consisted of interest income earned on the funds held in Trust in the amount of $404,819, a gain of $9,995,000 on the change in fair value of the derivative warrant liabilities associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants offset by operating expenses that total $777,750 and income tax expense of $452,793.

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

Loan Payable - Sponsor

Additionally, per a Commitment Letter, dated July 19, 2022, the Sponsor undertook upon the Company’s written request to make available an aggregate amount of up to $250,000 to provide the Company funds for working capital purposes to ensure that the Company would continue as a going concern for at least 12 months. A second Commitment Letter was dated May 4, 2023 for up to an additional $750,000. The Sponsor is charging interest at the mid-term applicable federal rate at the time of funding. During the three and six months ended June 30, 2023, the Sponsor loaned an aggregate of $355,000 to the Company for working capital purposes. As of June 30, 2023 and December 31, 2022, $530,000 and $175,000 remained outstanding, respectively. As of June 30, 2023 and December 31, 2022, there was accrued interest of $5,003 and $184, respectively.

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

Common stock subject to possible redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, the shares of Class A common stock subject to possible redemption in the amount of $17,224,782 and $236,385,597 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively. The shares of Class A common stock that were issued upon conversion of shares of Class B common stock are not subject to redemption and accordingly are presented in the stockholders’ deficit section of the Company’s balance sheets.

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

Item 4. Controls and Procedures. (restated)

Disclosure controls and procedures are controls and other procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this quarterly report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial and accounting officer (our “Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that material weaknesses exist related our accounting for complex financial instruments and our accounting and reporting for the completeness and accuracy of warrant liabilities and the corresponding change in the fair value of the warrant liability, that led to the restatement of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Management additionally identified, as it relates to the material weakness discussed above relating to the accounting for complex financial instruments, a failure to properly record the capital contributions and related costs associated with non-redemption agreements entered into with certain stockholders of the Company in connection with the special meeting of stockholders of the Company held on April 28, 2023 that led to the restatement of the Company’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2023. In addition, management identified a material weakness in relation to the accounting of contractual liabilities which led to errors in our financial statements in the accounting of consulting fees pursuant to a consulting agreement with our chief financial officer that led to the restatement of the Company’s Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2023 and June 30, 2023. In addition to the remediation steps discussed below, the Company has added additional steps to its internal financial review process in order to provide reasonable assurance that a reoccurrence of a material misstatement of any item in our financial statements will not occur.

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

PART II. OTHER

INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Risk Factors section of our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on May 23, 2023 (“10-K”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.CAL*	Inline XBRL Taxonomy Extension Schema Document

101.SCH*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

April 16, 2024

27