Form 10-Q/A
period 2023-09-30
AltEnergy Acquisition Corp
filed 2024-04-16
CIK 1852016

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

i

EXPLANATORY NOTE
10Q Amendment No. 1.
This Amendment No. 1 on Form 10-Q (this (“Form 10-Q/A Amendment No. 1”) amends and restates certain items noted below in the Quarterly Report on Form 10-Q of AltEnergy Acquisition Corp. (the “Company”) for the quarterly period ended September 30, 2023, as originally filed with the Securities and Exchange Commission on November 3, 2023 (the “Original Filing”).
This Form 10-Q/A Amendment No. 1 amends the Original Filing to include restated financial statements for the three and nine months ended September 30, 2023. As discussed (i) in Note 2 to the amended and restated financial statements, the Company determined that there were errors related to the failure to properly reflect as an expense the deferred consulting payments due to our chief financial officer if we complete our initial business combination, and (ii) in Note 2 and Note 6 to the amended and restated financial statements, the Company determined that there were errors related to the failure to record the capital contributions and related costs associated with non-redemption agreements entered into with certain stockholders of the Company in connection with the special meeting of stockholders of the Company held on April 28, 2023. For the convenience of the reader, this
Form 10-Q/A
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

1
PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
AltEnergy Acquisition Corp.
CONDENSED
BALANCE SHEETS

	September 30, 2023 (unaudited)	December 31, 2022 (audited)
	(as restated – see Note 2)
ASSETS

Current Assets:
Cash	$79,413	$212,232
Prepaid expenses	57,853	379,264
Other investments held to maturity	241,544	—

Total Current Assets	378,810	591,496
Investments held in the Trust Account	17,483,547	237,373,538

Total Assets	$17,862,357	$237,965,034

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$90,716	$101,396
Accrued Tax Payable – Franchise Tax	—	73,739
Accrued Tax Payable – Income Tax	280,343	295,065
Accrued Tax Payable – Excise Tax	2,224,846	—
Other accrued expenses – deferred	137,995	12,815
Due to related party	333,338	15,212
Loan payable – Sponsor	710,000	175,000

Total Current Liabilities	3,777,238	673,227
Derivative warrant liabilities	1,645,000	2,350,000
Deferred underwriting commission	8,050,000	8,050,000

Total liabilities	13,472,238	11,073,227
COMMITMENTS AND CONTINGENCIES (Note 7 )
Class A common stock subject to possible redemption; 1,577,478 and 23,000,000 shares at September 30, 2023 and December 31, 2022, respectively	17,444,748	236,385,597
Stockholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 5,500,000 and none issued and outstanding (excluding 1,577,478 and 23,000,000 shares subject to possible redemption) at September 30, 2023 and December 31, 2022, respectively	550	—
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 250,000 and 5,750,000 shares issued and outstanding at September 30, 2023 and December 3 1, 2022, respectively	25	575
Additional paid-in capital	—	—
Accumulated deficit	(13,055,204)	(9,494,365)

Total Stockholders’ Deficit	(13,054,629)	(9,493,790)

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$17,862,357	$237,965,034

The accompanying notes are an integral part of these unaudited condensed financial statements.

AltEnergy Acquisition Corp.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the nine Months Ended September 30,
	2023 (as restated – see Note 2)	2022	2023 (as restated – see Note 2)	2022
EXPENSES
Administrative fee – related party	$45,000	$45,000	$135,000	$135,000
Non-redemption agreement expense		—	180,000	—
Consulting Fees – CFO	46,800	—	187,200	—
General and administrative	267,884	278,453	1,210,682	966,253

TOTAL EXPENSES	$359,684	$323,453	$1,712,882	$1,101,253

OTHER INCOME (EXPENSE)
Income earned on investments held in Trust Account	$227,386	$1,031,530	$3,984,184	$1,436,349
Change in fair value of warrant liabilities	(705,000)	235,000	705,000	10,230,000
Interest earned on operating and investment accounts	6,832	46	7,895	96
Interest expense	(6,135)	—	(11,138)	—

TOTAL OTHER INCOME, NET	$(476,917)	$1,266,576	$4,685,941	$11,666,445

Net income (loss) before income tax benefit (provision)	(836,601)	943,123	2,973,059	10,565,192

Income tax benefit (provision)	86,851	(22,939)	(945,277)	(475,732)

Net (loss) incom e	$(749,750)	$920,184	$2,027,782	$10,089,460

Weighted average number of shares of Class A common stock outstanding, basic and diluted	7,077,478	23,000,000	13,959,740	23,000,000

Basic and diluted net (loss) income per share of Class A common stock	$(0.10)	$0.03	$0.12	$0.35

Weighted average number of shares of Class B common stock outstanding, basic and diluted	250,000	5,750,000	2,627,289	5,750,000

Basic and diluted net income per share of Class B common stock	$(0.10)	$0.03	$0.12	$0.35

The accompanying notes are an integral part of these unaudited condensed financial statements.

AltEnergy Acquisition Corp.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 (As Restated – see note 2)

	Class A Common Stock		Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	—	$—	5,750,000	$575	$—	$(9,494,365)	$(9,493,790)
Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	—	(2,240,671)	(2,240,671)
Net income	—	—	—	—	—	1,710,547	1,710,547
Balance, March 31, 2023	—	$—	5,750,000	$575	$—	$(10,024,489)	$(10,023,914)
Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	(180,000)	(823,291)	(1,003,291)
Excise tax imposed on common stock redemptions	—	—	—	—	—	(2,224,846)	(2,224,846)
Contribution – Non-redemption	—	—	—	—	180,000		180,000
Class B common stock converted to Class A common stock	5,500,000	$550	(5,500,000)	$(550)	—	—	—
Net income	—	—	—	—	—	1,066,985	1,066,985
Balance, June 30, 2023	5,500,000	$550	250,000	$25	$—	$(12,005,641)	$(12,005,066)
Remeasurement of Class A common stock subject to possible redemption to redemption amount						(299,813)	(299,813)
Excise tax
Net loss						(749,750)	(749,750)
Balance, September 30, 2023	5,500,000	$550	250,000	$25	$—	$(13,055,204)	$(13,054,629)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

Class B	Class B Common Stock		Additional Paid in Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount

Balance as of January 1, 2022	5,750,000	$575	$—	$(20,563,001)	$(20,562,426)
Net income	—	—	—	8,260,876	8,260,876
Balance as of March 31, 2022	5,750,000	$575	$—	$(12,302,125)	$(12,301,550)
Net income	—	—	—	908,400	908,400
Balance as of June 30, 2022	5,750,000	$575	$—	$(11,393,725)	$(11,393,150)
Net income	—	—	—	$920,184	920,184
Balance as of September 30, 2022	5,750,000	$575	$—	$(10,473,541)	$(10,472,966)
The accompanying notes are an integral part of these unaudited condensed financial statements.

AltEnergy Acquisition Corp.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
	(As Restated – See Note 2)
Cash Flows From Operating Activities:
Net income	$2,027,782	$10,089,460
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(3,984,184)	(1,436,349)
Gain on change in fair value of derivative liabilities	(705,000)	(10,230,000)
Gain on change in fair value of held to maturity investments	(6,646)	—
Non-redemption agreement expense	180,000	—
Changes in operating assets and liabilities:
Prepaid expenses	321,411	7,500
Other assets	—	336,426
Other deferred expenses	125,180	—
CFO Compensation Payable	187,200	—
Accrued Income Taxes	(14,722)	262,687
Accounts payable and accrued expenses	(84,419)	(34,097)

Net Cash Used In Operating Activities	(1,953,398)	(1,004,373)

Cash Flows From Investing Activities:
Taxes paid from trust	533,789	252,572
Cash withdrawn from Trust Account to redeeming stockholders	222,484,624	—
Funds withdrawn from Trust Account for Taxes Payable and Dissolution	855,762	—
Funds deposited into held to maturity investment account	(775,762)	—
Funds withdrawn from held to maturity investment account	540,864	—

Net Cash Provided by Investing Activities	223,639,277	252,572

Cash Flows From Financing Activities:
Redemption of Class A common stock	(222,484,624)	—
Proceeds from loan payable – Sponsor	535,000	—
Proceeds from related party advances	130,926	—
Repayment of related party payable	—	(3,873)
Payments of offering costs	—	(8,082)

Net Cash Used In Financing Activities	(221,818,698)	(11,955)

Net change in cash	(132,819)	(763,756)
Cash at beginning of period	212,232	979,226

Cash at end of period	$79,413	$215,470

Supplemental cash flow information:
Cash paid for income taxes	$460,000	$—

Supplemental Schedule of Non-cash Financing Activities:
Remeasurement of Class A common stock subject to possible redemption to redemption amount	$3,543,775	$—
Excise tax liability accrued for common stock redemptions	$2,224,846	$—
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
Class A Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account in connection with the Extension. As a result, $
222,484,624
(approximately $
10.38
per share) was removed from the Trust Account on or about May 15, 2023 to pay such holders, and an additional $
855,762
was removed from the Trust Account on or about May 9, 2023 and deposited into an investment account.
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
Going Concern, Liquidity and Management’s Plan (restated)
As of September 30, 2023, the Company had investments held in the Trust Account of approximately $17.5 million principally
invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by the Company to pay taxes. As of September 30, 2023, the Company had a working capital deficit of approximately $3.4 million, current liabilities of approximately $3.8 million, including taxes payable of approximately $280,000 which can be recovered from Trust and cash of approximately $79,000. In addition, the Company had approximately $242,000 held in an investment account, of which $100,000 that was reserved to pay dissolution costs and expenses in the event the Company fails to complete in initial business combination and is dissolved.
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
31, 2023, the Company determined that there were errors related to the (i) the failure to properly reflect as an expense the deferred consulting payments due to our chief financial officer if we complete our initial business combination (see Note 6), and (ii) the failure to record the capital contributions and related costs associated with the non-redemption agreements (see Note 6) in the previously issued financial statements as of and for the three and nine months ended September 30, 2023.
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
The following tables summarize the effect of the restatement on each financial statement line items as of the dates, and for the period, indicated:

Balance sheet as of September 30, 2023

	As previously reported	Adjustments	As revised
Due to related party	$146,138	$187,200	$333,338
Accrued tax payable - Income tax	252,567	27,776	280,343
Total current liabilities	3,562,264	214,974	3,777,238
Total liabilities	13,257,264	214,974	13,472,238
Class A common stock subject to redemption	17,366,793	77,955	17,444,748
Accumulated deficit	(12,762,275)	(292,929)	(13,055,204)
Total stockholders’ deficit	(12,761,700)	(292,929)	(13,054,629)

Income statement for the three months ended September 30, 2023

	As previously reported	Adjustments	As revised
Consulting Fees - CFO	—	$46,800	$46,800
Total expenses	$312,884	46,800	359,684
Net loss before income tax provision	(789,801)	(46,800)	(836,601)
Income tax benefit	62,494	24,357	86,851
Net loss	(727,307)	(22,443)	(749,750)
Basic and diluted net loss per share of Class A common stock	(0.10)	0.00	(0.10)
Basic and diluted net loss per share of Class B common stock	(0.10)	0.00	(0.10)

Income statement for the nine months ended September 30, 2023

	As previously reported	Adjustments	As revised
Consulting fees - CFO	—	$187,200	$187,200
Non-redemption agreement expense	—	180,000	180,000
Total expenses	$1,345,682	367,200	1,712,882
Net income before income tax provision	3,340,259	(367,200)	2,973,059
Income tax provision	(917,501)	(27,776)	(945,277)
Net income	2,422,758	(394,976)	2,027,782
Basic and diluted net income per share of Class A common stock	0.15	(0.03)	0.12
Basic and diluted net income per share of Class B common stock	0.15	(0.03)	0.12

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
Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash equivalents of $241,544 and $0 as of September 30, 2023 and December 31, 2022, respectively.
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
Class A common stock subject to possible redemption
The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, the shares of Class A common stock subject to possible redemption in the amount of $17,444,748 and $236,385,597, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

1
2

At September 30, 2023 and December 31, 2022, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption
Class A common stock subject to possible redemption at December 31, 2021	$234,600,000
Fair value adjustment of Class A common stock to redemption value	1,785,597

Class A common stock subject to possible redemption at December 31, 2022	$236,385,597
Fair value adjustment of Class A common stock to redemption value	2,240,671

Class A common stock subject to possible redemption at March 31, 2023	238,626,268
Fair value adjustment of Class A common stock to redemption value	1,003,291
Fair value of redeemed Class A common stock	(222,484,624)

Class A common stock subject to possible redemption at June 30, 2023	$17,144,935

Fair value adjustment of Class A common stock to redemption value	299,813

Class A common stock subject to possible redemption at September 30, 2023	$17,444,748

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
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2023
	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(724,170)	$(25,580)
Denominator:
Basic and diluted weighted average shares outstanding	7,077,478	250,000
Basic and diluted net loss per share of common stock	$(0.10)	$(0.10)

	For the Three Months Ended September 30, 2022
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$736,147	$184,037
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000
Basic and diluted net income per share of common stock	$0.03	$0.03

	For the Nine Months Ended September 30, 2023
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$1,706,593	$321,189
Denominator:
Basic and diluted weighted average shares outstanding	13,959,740	2,627,289
Basic and diluted net income per share of common stock	$0.12	$0.12

	For the Nine Months Ended September 30, 2022
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$8,071,568	$2,017,892
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000
Basic and diluted net income per share of common stock	$0.35	$0.35
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
ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. Our effective tax rate was 10.4% and
2.4
% for the three months ended September 30, 2023 and 2022, respectively, and
31.8% and 4.5% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months and nine months ended September 30, 2023 and 2022, due to changes in fair value in warrant liability, the change in valuation allowance on the deferred tax assets, and redemption costs.
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

1
5

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
NOTE 4. INITIAL PUBLIC OFFERING
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
The Sponsor is charging interest at the mid-term applicable federal rate at the time of funding. During

During the nine months ended September
30
,
2023
, the Sponsor loaned an aggregate of $
535,000
to the Company for working capital purposes. As of September
30
,
2023
and December
31
,
2022
, $
710,000
and $
175,000
remained outstanding, respectively.
 As of September 30, 2023 and December 31, 2022, there was accrued interest of $11,138 and $184, respectively.
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
Shares in connection with the closing of the Business Combination. The Sponsor has agreed that immediately prior to, and substantially concurrently with, the closing of an initial business combination, (i) the Sponsor (or its designees) will surrender and forfeit to the Company for no
consideration an aggregate of 250,000 shares of the Company’s Class B common stock, par value $0.0001 per share, held by the Sponsor (the “Forfeited Shares”) and (ii) the Company shall issue to the Non-Redeeming Stockholders a number of Class A Shares equal to the Forfeited Shares.. The Company estimated the aggregate fair value of such 250,000 Founder Shares transferrable to the
Non-Redeeming
Stockholders pursuant to the
Non-redemption
agreements to be $180,000 or $0.72 per share. The fair value as of April 26 and 27, 2023 was determined using the probability of a successful Business Combination of 7
%, derived from an option pricing model for the publicly traded warrants, and the average value per shares as of the valuation date of $10.30. Each
Non-Redeeming
Stockholder acquired from the Sponsor an indirect economic interest in such Founder Shares. The fair value of such Founder Shares was determined to be a cost associated with completing a Business Combination and a capital contribution from a related entity under SAB Topic 5T.
Consulting Agreement
The Company and its Chief Financial Officer (“CFO”) entered into a consulting agreement pursuant to which the CFO was entitled to receive $15,600 per month for services rendered, commencing February 1, 2021, through the closing of our initial business combination. On April 1, 2022, the agreement with the CFO was amended so that the CFO would be paid $10,400 per month and an additional amount of $5,200 per month beginning April 1, 2022 through the consummation of the initial business combination would beco
m
e payable upon a successful consummation of a business combination. If a successful business combination does not occur, the Company would not be required to pay this additional contingent amount. The consulting agreement was further amended on January 1, 2023, to provide that commencing on January 1, 2023, 100% of the consulting fee of $15,600 per month shall be accrued by the Company for the CFO’s benefit to be paid upon the closing of a business combination if such closing occurs, and if such business combination does not occur, then the accrued amount shall not be due or paid. For the three months ended September 30, 2023 and September 30, 2022, the Company recorded $46,800 and $31,200, respectively, of compensation for services provided. For the nine months ended September 30, 2023 and September 30, 2022, the Company recorded $187,200 and $109,200, respectively, of compensation for services provided. As of September 30, 2023 and December 31, 2022, there was $187,200 and $0 accrued, respectively.
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
NOTE 8. STOCKHOLDERS’ DEFICIT
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
If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warr ant
s. Accordingly, the Public Warrants may expire worthless.

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
The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	September 30, 2023	December 31, 2022
Assets:
Investments held to Maturity	1	$241,544	—
Investments held in Trust Account	1	$17,483,547	$237,373,538
Liabilities:
Warrant liability – Private Placement Warrants	3	$840,000	$1,200,000
Warrant liability – Public Warrants	1	$805,000	$1,150,000
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In connection with the preparation of the financial statements of the Company as of and for the year ended December 31, 2023, the Company determined that (i) there were errors related to the failure to reflect as an expense the deferred consulting payments due to our chief financial officer if the Company completes its initial business combination, in the previously issued financial statements for the quarters ended March 31, 2023, June 30, 2023, and September 30, 2023; and (ii) there were errors related to the presentation and calculation of the capital contribution and related cost associated with non-redemption agreements entered into with certain stockholders of the Company in connection with the special meeting of stockholders of the Company held on April 28, 2023, in the previously issued financial statements for the three and nine months ended September 30, 2023. In accordance with SEC Staff Accounting Bulletin NO. 99, “Materiality” and SEC Staff Accounting Bulletin NO. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company determined that the errors were material to its previously issued financial statements. Therefore, the Company concluded that the previously issued financial statements should be restated.

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

Restatement

In connection with the preparation of het financial statements of the Company as of and for the year ended December 31, 2023, the Company determined that there were errors relating to the presentation and calculation of the expense related to certain non-redemption agreements entered into with certain stockholders of the Company in connection with the special meeting of stockholders of the Company held on April 28, 2023, in previously issued financial statements as of and for the quarterly periods ending on June 30, 2023 and September 30, 2023.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,”. the Company determined that the errors were material to its previously issued financial statements. Therefore, the Company concluded that the previously issued financial statements should be restated.

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

For the three months ended September 30, 2023 and 2022, we had a net loss of $749,750 and net income of $920,184, respectively. Our net loss for the three months ended September 30, 2023 consisted of interest income earned on the funds held in Trust in the amount of $227,386, interest income earned on operating and investment accounts of $6,832 and income tax benefit of $86,851 offset by a loss of $705,000 on the change in fair value of the derivative warrant liabilities associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants, operating expenses that total $359,684 and interest expense of $6,135. Our net income for the three months ended September 30, 2022 consisted of interest income earned on the funds held in Trust in the amount of $1,031,530, interest income earned on operating and investment accounts of $46, gain of $235,000 on the change in fair value of the derivative warrant liabilities associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants offset by operating expenses that total $323,453 and income tax expense of $22,939.

For the nine months ended September 30, 2023 and 2022, we had net income of $2,027,782 and $10,089,460, respectively. Our net income for the nine months ended September 30, 2023 consisted of interest income earned on the funds held in Trust in the amount of $3,984,184, interest income earned on operating and investment accounts of $7,895, a gain of $705,000 on the change in fair value of the derivative warrant liabilities associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants offset by operating expenses that total $1,712,882, interest expense of $11,138 and income tax expense of $945,277. Our net income for the nine months ended September 30, 2022 consisted of interest income earned on the funds held in Trust in the amount of $1,436,349, interest income earned on operating and investment accounts of $96, a gain of $10,230,000 on the change in fair value of the derivative warrant liabilities associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants offset by operating expenses that total $1,101,253 and income tax expense of $475,732.

Going Concern Considerations, Liquidity and Capital Resources (restated)

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

Loan Payable — Sponsor

Per a Commitment Letter, dated July 19, 2022, the Sponsor undertook upon the Company’s written request to make available an aggregate amount of up to $250,000 to provide the Company funds for working capital purposes to ensure that the Company would continue as a going concern for at least 12 months A second Commitment Letter was dated May 4, 2023 for up to an additional $750,000. The Sponsor is charging interest at the mid-term applicable federal rate at the time of funding. During During the nine months ended September 30, 2023, the Sponsor loaned an aggregate of $535,000 to the Company for working capital purposes. As of September 30, 2023 and December 31, 2022, $710,000 and $175,000 remained outstanding, respectively. As of September 30, 2023 and December 31, 2022, there was accrued interest of $11,138 and $184, respectively.

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

Common stock subject to possible redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, the shares of Class A common stock subject to possible redemption in the amount of $17,444,748 and $236,385,597 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively. The shares of Class A common stock that were issued upon conversion of shares of Class B common stock are not subject to redemption and accordingly are presented in the stockholders’ deficit section of the Company’s balance sheets.

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

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this quarterly report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial and accounting officer (our “Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that material weaknesses exist related our accounting for complex financial instruments and our accounting and reporting for the completeness and accuracy of warrant liabilities and the corresponding change in the fair value of the warrant liability, that led to the restatement of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Management additionally identified, as it relates to the material weakness discussed above relating to the accounting for complex financial instruments, a failure to properly record the capital contributions and related costs associated with non-redemption agreements entered into with certain stockholders of the Company in connection with the special meeting of stockholders of the Company held on April 28, 2023 that led to the restatement of the Company’s Quarterly Report on Form 10-Q for the quarterly periods ending June 30, 2023 and September 30, 2023. In addition, management identified a material weakness in relation to the accounting of contractual liabilities which led to errors in our financial statements (i) in the accounting of consulting fees pursuant to a consulting agreement with our chief financial officer that led to the restatement of the Company’s Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2023, June 30, 2023, and September 30, 2023. In addition to the remediation steps discussed below, the Company has added additional steps to its internal financial review process in order to provide reasonable assurance that a reoccurrence of a material misstatement of any item in our financial statements will not occur.

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

April 16, 2024

ALTENERGY ACQUISITION CORP.

By:	/s/ Russell Stidolph
Name:	Russell Stidolph
Title:	Chief Executive Officer (principal executive officer)

By:	/s/ Jonathan Darnell
Name:	Jonathan Darnell
Title:	Chief Financial Officer (principal financial officer)