Form 10-K
period 2023-12-31
AltEnergy Acquisition Corp
filed 2024-04-16
CIK 1852016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☒ No ☐
The aggregate market value of the Registrant’s Common Stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed by reference to the closing price of the common stock reported on The Nasdaq Global Market on June 30, 2023, the last business day of the Registrant’s most recently completed second quarter, was $16,326,897.
As of
April
11
, 2024, 7,077,478 shares of Class A common stock, par value $0.0001, and 250,000 shares of Class B common stock, $0.0001 par value, were issued and outstanding.
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

Item 1. Business. Introduction

AltEnergy Acquisition Corp. is a blank check company formed in February, 2021, as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our initial business combination. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

On November 2, 2021, we consummated our initial public offering (the “initial public offering”) of 23,000,000 units (the “Units”), including 3,000,000 Units sold pursuant to the exercise by the underwriters of their over-allotment option. Each Unit consists of one share of Class A common stock, par value $0.0001 per share (“Class A Common Stock”) and one-half of one redeemable warrant (“Warrants”), each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000. The Company granted the underwriters a 45-day option from the date of initial public offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the initial public offering price less the underwriting discounts and commissions.

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

Non-Redemption Agreement

On April 26, 2023 and April 27, 2023, the Company and the Sponsor entered into non-redemption agreements (each, a “Non-Redemption Agreement”) with certain unaffiliated third parties (each, a “Holder,” and collectively, the “Holders”) in exchange for the Holder or Holders agreeing either not to request redemption in connection with the Extension (as defined below) or to reverse any previously submitted redemption demand in connection with the Extension with respect to an aggregate of 1,250,000 Class A common stock, par value $0.0001 per share (the “Class A Shares”), of the Company sold in its initial public offering at the special meeting of stockholders called by the Company to consider and act upon a proposal to extend the date by which the Company has to consummate an initial business combination (the “Termination Date”) from May 2, 2023 to May 2, 2024.

In consideration of the foregoing agreement, immediately prior to, and substantially concurrently with, the closing of an initial business combination, (i) the Sponsor (or its designees) will surrender and forfeit to the Company for no consideration an aggregate of 250,000 shares of the Company’s Class B common stock, par value $0.0001 per share, held by the Sponsor (the “Forfeited Shares”) and (ii) the Company shall issue to the Holders a number of Class A Shares equal to the Forfeited Shares.

The foregoing description of the Non-Redemption Agreements do not purport to be complete and is qualified in its entirety by reference to the form of Non-Redemption Agreement filed as Exhibit 10.1 to Current Report on Form 8-K filed on April 27, 2023 and incorporated herein by reference.

On April 28, 2023, following the approval by the stockholders of the Company at a special meeting of stockholders, the Company filed an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to extend the date from May 2, 2023 (18 months from the closing of the Initial Public Offering), to May 2, 2024 (30 months from the closing of the Initial Public Offering) (the “Extension,”) by which the Company must (1) consummate a business combination or (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and redeem all of the Class A Shares included as part of the units sold in the Company’s Initial Public Offering. Stockholders holding 21,422,522 Class A Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account in connection with the Extension. As a result, $222,484,624 (approximately $10.38 per share) was removed from the Trust Account on or about May 15, 2023 to pay such holders, and an additional $855,762 was removed from the Trust Account on or about May 9, 2023 and deposited into an investment account.

We scheduled a special meeting of stockholders for April 16, 2024, at which stockholders of the Company will be asked, among other things, to approve a further amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company must (1) consummate a business combination or (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and redeem all of the remaining Class A Shares included as part of the units sold in the Company’s Initial Public Offering from May 2, 2024 to November 2, 2024 (the “Extended Date”) and to allow the board of directors of the Company, without another stockholder vote, to elect to further extend the date to consummate an initial business combination after the Extended Date up to six times, by an additional month each time, upon two days’ advance notice prior to the applicable deadline, up to May 2, 2025 (such proposal, the “Second Extension”). For additional information with respect to the special meeting and the matters to be considered at the special meeting, stockholders are referred to the Preliminary Proxy Statement dated March 20, 2023 which can be viewed on the SEC’s website at www.sec.gov, and to the Proxy Statement to be filed with the SEC and to be distributed to public stockholders and can be viewed on the SEC’s website at www.sec.gov. Our sponsor holds approximately 78% of the Class A shares eligible to vote at the special meeting and accordingly it is expected that stockholder approval of the Second Extension and the other matters to be considered at the special meeting will be approved.

If we are unable to consummate our initial business combination by May 2, 2024 and do not obtain an additional extension, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the all shares of Class A Common Stock then outstanding included as part of the units sold in the Company’s Initial Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Company’s Trust Account and not previously released to pay taxes, divided by the number of such Class a Common Stock, which redemption will completely extinguish such stockholders’ rights as stockholder (including the right to receive further liquidating distribution, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption liquidate and dissolve, subject in all cases to requirements of applicable law.

Merger Agreement

On February 21, 2024, we (“AltEnergy”) entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among AltEnergy, Car Tech Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of AltEnergy (“Merger Sub”), and Car Tech, LLC, an Alabama limited liability company (“Car Tech”). The transactions set forth in the Merger Agreement, including the Merger (defined below), will constitute a “Business Combination” as contemplated by AltEnergy’s Amended and Restated Certificate of Incorporation.

The Merger

Upon the terms and subject to the conditions set forth in the Merger Agreement and in accordance with the Delaware Limited Liability Company Act (Car Tech having been converted to a Delaware limited liability company), Merger Sub will merge with and into Car Tech, with Car Tech surviving as a wholly-owned subsidiary of AltEnergy (the “Merger”). Upon the consummation of the Merger, subject to approval by AltEnergy’s stockholders and other customary closing conditions, the combined company will be renamed and is expected to list on The Nasdaq Capital Market.

Consideration

Subject to the terms and conditions set forth in the Merger Agreement, in consideration of the Merger, membership interests in Car Tech (the “Car Tech Units”) will be converted into the right to receive for each Car Tech Unit owned a number of shares of AltEnergy’s common stock (the “Parent Common Stock”) obtained by dividing (i) a fraction equal to (a) the quotient of (x) the Aggregate Merger Consideration divided by (y) ten dollars ($10.00), by (ii) the number of Car Tech Units that are issued and outstanding immediately prior to the effective time of the Merger.

“Aggregate Merger Consideration” means (I) $80,000,000 plus the amount of any shortfall in AltEnergy’s obligation to source at least $50,000,000 in proceeds from a private placement to be consummated immediately prior to the Merger, and an additional (II) $40,000,000 (the “Earn Out Consideration”).

Pursuant to the Lock-up Agreements described below, all of the shares of Parent Common Stock to be issued to holders of Car Tech Units (other than 500,000 shares issued pursuant to clause (I) of the definition of Aggregate Merger Consideration) will be subject to time based restrictions on transfer, and the 4,000,000 shares of Parent Common Stock to be issued to holders of Car Tech Units based on the Earn Out Consideration will be subject to additional transfer restrictions, release and forfeiture terms.

Representations and Warranties

The Merger Agreement contains customary representations and warranties of the parties thereto with respect to the parties, the transactions contemplated by the Merger Agreement and their respective business operations and activities, including, with respect to Car Tech, its material properties, leases, and contracts. The representations and warranties of the parties do not survive the closing.

Covenants

The Merger Agreement contains customary covenants of the parties thereto, including: (a) conduct of business pending the Merger, (b) preparation and filing of a Form S-4 with respect to the Parent Common Stock issuable under the Merger Agreement (the “Form S-4”), which Form S-4 will contain a proxy statement for AltEnergy’s stockholders, (c) the requirement to make appropriate filings and obtain clearance pursuant to the HSR Act, if required, and (d) the preparation and delivery of updated audited financial statements for Car Tech.

The Merger Agreement also contains mutual exclusivity provisions prohibiting the parties thereto and their respective representatives and subsidiaries from soliciting initiating, continuing or otherwise encouraging or participating in an Acquisition Proposal (as defined in the Merger Agreement), or entering into any contracts or agreements in connection therewith.

Conditions to Consummation of the Transactions

Consummation of the transactions contemplated by the Merger Agreement is subject to conditions of the respective parties that are customary for a transaction of this type, including, among others: (a) obtaining approval of the Merger by the holders of a majority in voting power of the Parent Common Stock; (b) obtaining approval of the Merger by the holders of a majority of the Car Tech Units; (c) there being no laws or injunctions by governmental authorities or other legal restraint prohibiting consummation of the transactions contemplated under the Merger Agreement; (d) if required, the required filings under the HSR Act having been completed and the waiting period applicable to the Merger under the HSR Act having expired or terminated; (e) the Parent Common Stock being listed on Nasdaq; (f) the Form S-4 having become effective and no stop order suspending the effectiveness of the Form S-4 having been issued by the SEC; and (g) AltEnergy having at least $5,000,001 in net tangible assets after giving effect to the consummation of the Merger.

Car Tech has separate conditions to closing, including, among others, that no material adverse effect has occurred with respect to AltEnergy and that AltEnergy has raised at least $50,000,000 in an investment into the Company. AltEnergy has separate conditions to closing, including, among others, that no material adverse effect having occurred with respect to Car Tech and certain indebtedness of Car Tech having been converted into Car Tech units.

Termination

The Merger Agreement may be terminated under certain customary and limited circumstances prior to the closing of the Merger, including: (a) by mutual written consent of AltEnergy and Car Tech; (b) by either party if the closing has not occurred prior to October 31, 2024; (c) there is a final non-appealable order issued by a governmental authority preventing or making illegal the consummation of the transactions contemplated by the Merger Agreement; (d) by Car Tech if AltEnergy fails to obtain the requisite stockholder approvals; (e) by AltEnergy if Car Tech fails to obtain the requisite member approvals; and (f) by either party if, subject to certain exceptions, (i) any of the representations and warranties of the other party are not true and correct in all material respects with respect to certain representations and warranties designated as Fundamental and in all respects with respect to all other representations and warranties if such inaccuracies or omissions that cause such other representations and warranties to be not true and correct would in the aggregate have a Material Adverse Effect as defined in the Merger Agreement; or (ii) if the other party fails to perform any of its respective covenants or agreements set forth in the Merger Agreement such that certain conditions to the obligations of such party cannot be satisfied and in all cases the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements, as applicable, are not cured or cannot be cured within certain specified time periods.

If the Merger Agreement is validly terminated, none of the parties will have any liability or any further obligation under the Merger Agreement with certain limited exceptions, including liability arising out of fraud or willful material breach of the Merger Agreement.

Governance

Pursuant to the Merger Agreement, following the Merger AltEnergy’s board of directors will consist of seven members, with Car Tech appointing five directors, including Hogap Kang, Dohyung Kim, Jonghoon Ha and two independent directors (as defined under applicable Nasdaq rules), and AltEnergy Acquisition Sponsor, LLC, a Delaware limited liability company and the sponsor of AltEnergy (the “Sponsor”), appointing two directors, including Russell Stidolph and one independent director (as defined under applicable Nasdaq rules).

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, a copy of which is filed as Exhibit 10.12 to this Annual Report and is incorporated by this reference.

Certain Related Agreements

Contribution and Exchange Agreement

Contemporaneously with the execution of the Merger Agreement, Shinyoung Co., Ltd, a corporation organized in the Republic of Korea (“Shinyoung”) and AltEnergy entered into a contribution and exchange agreement (the “Contribution and Exchange Agreement”) pursuant to which prior to the effective time of the Merger, Shinyoung will contribute to the capital of Car Tech all indebtedness owed by Car Tech to Shinyoung in exchange for Car Tech Units with a fair market value equal to the aggregate amount Car Tech is obligated to pay pursuant to such indebtedness. Shinyoung is a 78.32% holder of the Car Tech Units and is a holder of a significant portion of the Company’s outstanding indebtedness.

The foregoing description of the Contribution and Exchange Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Contribution and Exchange Agreement, a copy of which is filed as Exhibit 10.13 to this Annual Report and is incorporated by this reference.

Support Agreement

Contemporaneously with the execution of the Merger Agreement, AltEnergy and Car Tech entered into a support agreement (the “Support Agreement”) with the Sponsor and certain members of Car Tech (the “Support Parties”), whereby the Support Parties have agreed, among other things, to vote in favor of the adoption of the Merger Agreement and approval of the Merger and the other transactions contemplated hereby.

The foregoing description of the Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the form of Support Agreement, a copy of which is filed as Exhibit 10.14 to this Annual Report and is incorporated by reference herein.

Warrant Transfer and Option Agreement

Contemporaneously with the execution of the Merger Agreement, as a condition and inducement to the Car Tech’s willingness to enter into the Merger Agreement, the Sponsor and B. Riley Principal Investments, LLC (“B. Riley”), executed and delivered to the members of Car Tech (“Company Members”) a warrant transfer and option agreement, pursuant to which, among other things, (a) the Sponsor has agreed to transfer 4,800,000 private placement warrants purchased from AltEnergy pursuant to that certain Private Placement Warrant Subscription Agreement, dated as of October 28, 2021 (the “Private Placement Warrants”) held by the Sponsor (the “Warrant Consideration”) to the Company Members at the effective time of the Merger, and (b) the Sponsor and B. Riley have agreed to grant to Shinyoung an option to purchase the remaining 7,200,000 Private Placement Warrants held by Sponsor and B. Riley for a purchase price of $4.00 per Private Placement Warrant (the “Warrant Transfer and Option Agreement”).

The foregoing description of the Warrant Transfer and Option Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Warrant Transfer and Option Agreement, a copy of which is filed as Exhibit 10.15 to this Annual Report and is incorporated by reference herein.

Lock-up Agreements

The Merger Agreement contemplates that following the execution of the Merger Agreement, holders of Company Units, shares of AltEnergy Common Stock, or Private Placement Warrants, as applicable, (the “Lock-up Holders”) will enter into lock-up agreements (each, a “Lock-up Agreement”) with Car Tech and AltEnergy. Pursuant to the Lock-up Agreements, the Lock-up Holders will agree, among other things, that the Restricted Securities (as defined in the Lock-up Agreements), held following consummation of the Merger shall be subject to a lock-up restriction that will terminate with respect to (i) 50% of such shares on the 12 month anniversary of the closing date, (ii) 25% of such shares on the 18 month anniversary of the closing date, and (iii) 25% of such shares on the 24 month anniversary of the closing date.

Under the terms of the Lock-up Agreement, upon completion of the Merger, 4,000,000 shares of AltEnergy Common Stock to be held by the Sponsor (the “Sponsor Earn Out Shares”) and 4,000,000 of the Restricted Securities designated as Earn Out Shares under the Merger Agreement to be held by holders of Car Tech Units (the “Company Member Earn Out Shares”; and together with the Sponsor Earn Out Shares, the “Earn Out Shares”) will be subject to additional transfer restrictions, release and forfeiture terms. A block of fifty percent (50%) of the Earn Out Shares (2,000,000 shares of AltEnergy Common Stock held by each of Sponsor and 2,000,000 shares of AltEnergy Common Stock held by holders of Car Tech Units) (the “Block A Earn Out Shares,” of which 1,850,000 held by each are designated as Block A-1 Earn Out Shares and the balance are designated as Block A-2 Earn Out Shares) may not be transferred unless and until either (i) the closing price of shares of AltEnergy Common Stock on the principal securities exchange or securities market on which the AltEnergy Common Stock is then traded equals or exceeds $14.00 per share for any 20 trading days within any consecutive 30-trading day period during the Earn Out Period (as defined below) or (ii) immediately prior to the consummation of a Block A Change of Control (as defined below) during the Earn Out Period (each of clauses (i) and (ii), a “Block A Triggering Event”). If a Block A Triggering Event does not occur or a Block A Forfeiting Change of Control (as defined below) is consummated during the Earn Out Period, the Block A Earn Out Shares shall be automatically forfeited and cancelled for no consideration at the end of the Earn Out Period or immediately prior to the consummation of such Block A Forfeiting Change of Control, as applicable.

The remaining Earn Out Shares (the “Block B Earn Out Shares”) will be subject to a transfer restriction unless and until either (i) the closing share price of shares of AltEnergy Common Stock on the principal securities exchange or securities market on which the AltEnergy Common Stock is then traded equals or exceeds $18.00 per share for any 20 trading days within any consecutive 30-trading day period during the Earn Out Period or (ii) immediately prior to the consummation of a Block B Change of Control (as defined below) during the Earn Out Period (each of clauses (i) and (ii), a “Block B Triggering Event”, and together with a Block A Triggering Event, a “Triggering Event”). If a Block B Triggering Event does not occur or a Block B Forfeiting Change of Control (as defined below) is consummated during the Earn Out Period, the Block B Earn Out Shares shall be automatically forfeited and cancelled for no consideration at the end of the Earn Out Period or immediately prior to the consummation of such Block B Forfeiting Change of Control, as applicable.

In the event that Shinyoung purchases warrants under the Warrant Transfer and Option Agreement (for the avoidance of doubt, other than pursuant to the right of first refusal therein), then a percentage of the Earn Out Shares held by the Sponsor and its permitted transferees equal to the Warrant Option Exercise Percentage will be automatically released from the additional earn out restrictions. “Warrant Option Exercise Percentage” means, expressed as a percentage, the quotient of (i) the number of warrants held by the Sponsor which are purchased by Shinyoung under the Warrant Transfer and Option Agreement (other than pursuant to the right of first refusal therein), divided by the aggregate number of warrants held by the Sponsor immediately prior to such purchase.

For purposes of the Lock-up Agreements:

“Earn Out Period” means (A) with respect to the Block A-1 Earn Out Shares, the period from (and excluding) the closing date of the Merger to (and including) the day that is the fifth (5th) anniversary of the closing date, and (B) with respect to the Block A-2 Earn Out Shares and the Block B Earn Out Shares, the period from (and excluding) the closing date to (and including) the day that is the tenth (10th) anniversary of the closing date.

“Block A Change of Control” means a Cashout Change of Control (as defined below) which implies a value per share of Parent Common Stock that equals or exceeds $14.00 per share.

“Block A Forfeiting Change of Control” means a Cashout Change of Control which implies a value per share of Parent Common Stock that is less than $14.00 per share.

“Block B Change of Control” means a Cashout Change of Control which implies a value per share of Parent Common Stock that equals or exceeds $18.00 per share.

“Block B Forfeiting Change of Control” means a Cashout Change of Control which implies a value per share of Parent Common Stock that is less than $18.00 per share.

“Cashout Change of Control” means a Change of Control where all of the Parent Common Stock and other equity securities of AltEnergy outstanding immediately prior to such Change of Control is sold, transferred, exchanged or redeemed exclusively for cash, and not for other securities or non-cash consideration.

“Change of Control” means, other than the transactions contemplated by the Merger Agreement, (i) any transaction or series of related transactions that results in any person or “group” (within the meaning of Section 13(d)(3) of the Exchange Act) acquiring equity securities that represent more than 50% of the total voting power of AltEnergy (for the avoidance of doubt, excluding Shinyoung, the Sponsor or their affiliates), or (ii) a sale or disposition of all or substantially all of the assets of AltEnergy and its subsidiaries on a consolidated basis, in each case that results in shares of AltEnergy Common Stock being converted into cash or other consideration (including equity securities of another person) (other than a transaction or series of related transactions where shares of AltEnergy Common Stock are converted into equity securities of another person who has substantially similar equity ownership to AltEnergy immediately prior to such transaction or series of related transactions).

The foregoing description of the form of Lock-up Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the form of Lock-up Agreement, a copy of which is filed as Exhibit 10.16 to this Annual Report and is incorporated by reference herein.

Additional Information and Where to Find It

In connection with the proposed business combination, AltEnergy intends to file with the SEC a registration statement on Form S-4, which will include a proxy statement to be sent to AltEnergy stockholders and a prospectus for the registration of AltEnergy Common Stock (as amended from time to time, the “ S-4 Registration Statement”). A full description of the terms of the Proposed Business Combination is expected to be provided in the S-4 Registration Statement. AltEnergy urges investors, stockholders and other interested persons to read, when available, the S-4 Registration Statement as well as other documents filed with the SEC because these documents will contain important information about AltEnergy, Car Tech and the Proposed Business Combination. If and when the S-4 Registration Statement is declared effective by the SEC, the definitive proxy statement/prospectus and other relevant documents will be mailed to stockholders of AltEnergy as of a record date to be established for voting on the Proposed Business Combination. Stockholders and other interested persons will also be able to obtain a copy of the proxy statement, without charge, by directing a request to: AltEnergy Acquisition Corp., 600 Lexington Avenue, 9th Floor, New York, NY 10022. The preliminary and definitive proxy statement/prospectus, once available, can also be obtained, without charge, at the SEC’s website (www.sec.gov). The information contained on, or that may be accessed through, the websites referenced in this Annual Report is not incorporated by reference into, and is not a part of, this Annual Report.

Unless specifically stated, this Annual Report does not give effect to the proposed business combination and does not contain the risks associated with the proposed business combination. Such risks and effects relating to the proposed business combination will be included in the Form S-4 Registration Statement.

Nasdaq Notice

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

The Company disclosed its receipt of the Notice pursuant to a Form 8-K filed on October 13, 2023, as required by NASDAQ rules. On November 20, 2023, the Company submitted a plan to regain compliance within the required timeframe. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

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

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

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

Item 1A. Risk Factors.

In addition to the factors discussed elsewhere in this Report, the following risks and uncertainties could materially and adversely affect the Company’s business, financial condition, results of operations, and cash flows. Additional risks and uncertainties not presently known to the Company also may impair the Company’s business operations and financial condition. Under our amended and restated certificate of incorporation, we may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation or on our initial business combination or that would entitle holders thereof to receive funds from the trust account. Our initial stockholders will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and have the discretion to vote in any manner they choose. Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 30 months from the closing of the initial public offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. Our Sponsor, officers and directors have entered into a letter agreement with us pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

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

Pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, as well as any public shares purchased during or after the initial public offering (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares and private shares, we would not need any of the 1,577,478 remaining shares that were sold in the initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved.

A public stockholder’s only opportunity to affect an investment decision regarding a potential business combination will be limited to the exercise of such stockholder’s right to redeem shares for cash.

A public stockholder’s only opportunity to affect the investment decision regarding a potential business combination will be limited to exercising such stockholder’s redemption rights in connection with any potential business combination.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we entered into an agreement for our initial business combination, we did not know how many stockholders may exercise their redemption rights, and therefore needed to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination.

Any potential target business with which we entered into negotiations concerning an initial business combination was aware that we must complete our initial business combination within 30 months from the closing of the initial public offering. Consequently, such target business may have obtained leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business.

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

Stockholders will be unable to ascertain the merits or risks of any particular target business’s operations.

To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our stock will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our stock will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

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

We may only be able to complete one business combination which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

We anticipate being able to effectuate our initial business combination with only one target business. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry.

Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive, and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

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

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. While we previously amended our amended and restated certificate of incorporation on April 28, 2023 we cannot assure you that we will not seek to further amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending provisions in our amended and restated certificate of incorporation that relate to our pre-initial business combination activity will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 50% of the then outstanding public warrants and, solely with respect to any amendment to the terms of the private warrants or any provision of the warrant agreement with respect to the private warrants, 50% of the number of the then outstanding private warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 30 months from the closing of the initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity. Our Sponsor, which beneficially owns approximately 78% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and will have the discretion to vote in any manner it chooses. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of the initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our Sponsor, which beneficially owns approximately 78% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner it chooses. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which stockholders do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 30 months from the closing of the initial public offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay taxes, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We may be required to seek additional financing to complete a proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.20 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our taxes on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders currently own approximately 78% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that public stockholders do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. In addition, our board of directors, whose members were elected by certain of our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

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

Our sponsor currently owns an aggregate of 5,500,000 shares of Class A common stock and 250,000 shares of Class B common stock. In addition, if our sponsor made working capital loans, and up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. The issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the initial business combination.

Our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Common Stock.

We issued 11,500,000 warrants as part of the units offered by the initial public offering and, simultaneously with the closing of the initial public offering, we issued in a private placement, 12,000,000 private placement warrants. We account for both the warrants underlying the units offered by the initial public offering and the private placement warrants as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public warrants and the private placement warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

We may face risks related to businesses in the Energy Industry.

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

Any of the foregoing could have an adverse impact on our operations following a business combination. In addition, if we acquire a target business in another or related industry, these risks we will be subject to risks attendant with the specific industry in which we or target business which we acquire operate, which may or may not be different than those risks listed above.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause stockholders to lose some or all of their investment.

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

Even if the post-transaction company in which our public stockholders own shares owns 50% or more of the voting securities of the target business, our stockholders prior to the initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We have until May 2, 2024, or should the Company’s stockholders approve a pending proposal to the business combination deadline, November 2, 2024, with monthly extensions possible until May 2, 2025, subject to our Board approving the extensions, to consummate an initial business combination. Although we intend to complete a business combination prior to such deadline, it is uncertain that we will be able consummate an initial business combination by either date. If an initial business combination is not consummated by the required dates, there will be a mandatory liquidation and subsequent dissolution. In connection with our assessment of going concern considerations in accordance with the authoritative guidance in ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation, and subsequent dissolution, should we be unable to complete a business combination, raises substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

We have identified material weaknesses in our disclosure controls and procedures and internal controls over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of disclosure controls and procedures and internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

We are required to comply with the Securities and Exchange Commission’s (“SEC”) rules implementing Sections 302 and 404 of The Sarbanes-Oxley Act (“SOXA”), which require management to certify financial and other information in our quarterly and annual reports. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. We are also required to report any material weakness in such internal control. A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures or internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected and corrected on a timely basis.

As disclosed under “Item 9A. Controls and Procedures” of this Annual Report, (i) during the course of preparing our audited financial statements for our Annual Report on Form 10-K for the year ended December 31, 2022, our principal executive officer and principal financial officer concluded that certain disclosure controls and procedures were not effective as of December 31, 2022, due to a material weakness that existed related to our accounting for complex financial instruments and our accounting and reporting for the completeness and accuracy of warrant liabilities and the corresponding change in the fair value of the warrant liability; (ii) during the course of preparing our audited financial statements for this Annual Report, our principal executive officer and principal financial and accounting officer identified as it relates to the material weakness relating to accounting for complex financial instruments, a failure to properly record in the Company’s financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2023, and September 30, 2023, the capital contributions and related costs associated with non-redemption agreements entered into with certain stockholders of the Company in connection with the special meeting of stockholders of the Company held on April 28, 2023; and (iii) during the course of preparing our audited financial statements for this Annual Report, our principal executive officer and principal financial officer identified a material weakness in relation to the accounting of contractual liabilities which led to errors in the accounting of consulting fees pursuant to a consulting agreement with our chief financial officer in our financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended march 31, 2023, June 30, 2023, and September 30, 2023.

While as discussed in “Item 9A. Controls and Procedures” we have implemented and plan to implement changes to remediate the material weaknesses identified above, we cannot predict the success of such plan or the outcome of our assessment of this plan at this time. If our steps are insufficient to successfully remediate the material weaknesses and otherwise establish and maintain an effective system of disclosure controls and procedures and internal controls over financial reporting, the reliability of our financial reporting, investor confidence in us, and the value of our common stock could be materially and adversely affected. We can give no assurance that this implementation will remediate these deficiencies in disclosure controls and procedures and internal controls or that additional material weaknesses in our disclosure controls and procedures and internal controls over financial reporting will not be identified in the future. Our failure to implement and maintain effective disclosure controls and procedures and internal controls over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements or cause us to fail to meet our periodic reporting obligations.

For as long as we are an “emerging growth company” under The Jumpstart Our Business Startup Act (“JOBS Act”), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404.

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

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred commissions that will be released from the trust only on a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us.

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

On March 25, 2021, our sponsor purchased an aggregate of 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. An affiliate of B. Riley purchased from our sponsor an aggregate 400,000 founder shares. The founder shares were purchased at a price of $4.00 per founder share, or an aggregate purchase price of $1,600,000, which was payable at the time of the closing of the initial public offering. The founder shares will be delivered by the sponsor to the underwriters upon consummation of our initial business combination and immediately following the expiration of the transfer restrictions applicable to the founder shares. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor and an affiliate of our underwriter purchased 12,000,000 private placement warrants at a price of $1.00 per private placement warrant. Among the private placement warrants, 11,600,000 were purchased by our sponsor at a price of $1.00 per warrant, and 400,000 warrants were purchased by an affiliate of our underwriter at a price of $1.00 per warrant. The private placement warrants will also be worthless if we do not complete an initial business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director, and we may pay our sponsor, officers, directors and any of their respective affiliates fees and expenses in connection with identifying, investigating and completing an initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Risks Relating to Our Securities

If our initial business combination is unsuccessful, stockholders will have to wait for liquidation in order to redeem their stock.

If our initial business combination is unsuccessful, public stockholders will not receive their pro rata portion of the trust account until we liquidate the trust account. If a public stockholder is in need of immediate liquidity, such public stockholder could attempt to sell their stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, a public stockholder may suffer a material loss on their investment or lose the benefit of funds expected in connection with our redemption until we liquidate or such public stockholder is able to sell their stock in the open market.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 30 months from the closing of the initial public offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes ), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.20 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares.

Our public stockholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 30 months from the closing of the initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we do not complete an initial business combination within 30 months from the closing of the initial public offering, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The Board is requesting the authority to extend the date by which the Company must consummate an initial business combination or cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and redeem all of the Class A Common Stock included as part of the units sold in the Company’s IPO (the “Termination Date”), from May 2, 2024, to November 2, 2024 and to allow the Board to further extend the date to consummate an initial business combination up to May 2, 2025, which is a date that is in violation of applicable listing standards of Nasdaq.

We scheduled a special meeting of stockholders for April 16, 2024, at which the stockholders will be asked, among other things, to approve a further amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the Termination Date from May 2, 2024, to November 2, 2024 and to allow the Board to further extend the date to consummate an initial business combination up to May 2, 2025 (the “Extension Proposal”).

If the Extension Proposal passes, the Board may elect to extend the Termination Date beyond November 2, 2024, and if we have not completed an initial business combination by November 2, 2024, we will be in violation of Nasdaq listing standards.

Section IM-5101-2(b) of the Nasdaq Listing Rules requires that any special purpose acquisition company, such as the Company, must within 36 months of the effectiveness of its registration statement in connection with its initial public offering, or such shorter period that the Company specifies in its registration statement, must complete one or more target business combinations having an aggregate fair market value of at least 80% of the value of the trust account (excluding any deferred underwriters’ fees and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. The date that is 36 months following the effectiveness of our registration statement is November 2, 2024. If the Extension Proposal is approved, our Board will have the authority to extend the Termination Date beyond November 2, 2024 up to six times, in one-month increments (though the Board may decline to exercise this authority). If the Board elects to extend the Termination Date each time that it is able to do so pursuant to the Extension Proposal, the latest possible termination date authorized by the Extension Proposal would be May 2, 2025.

Any violation of Nasdaq Listing Rules would likely result in the suspension or delisting of our securities from Nasdaq, which would have a material adverse effect on the market prices of our securities and on shareholder liquidity. Additionally, any such delisting would materially and adversely impact our ability to complete a business combination transaction, and would likely cause us to enter liquidation.

The Board may decline to exercise a one-month extension that would otherwise be permitted under the Extension Proposal if doing so would cause us to be in violation of applicable listing standards of the Nasdaq. There can be no assurance that Nasdaq will change its listing standards, or forebear from enforcing them against us. Accordingly, even if the Extension Proposal is approved, our Board may voluntarily elect not to extend the termination date beyond November 2, 2024 in order to avoid possible suspension or delisting.

There are no assurances that the approval of the Extension Proposal will enable us to complete a business combination.

Approving the Extension Proposal involves a number of risks. Even if the Extension Proposal is approved, the Company can provide no assurances that an initial business combination will be consummated prior to May 2, 2025. Our ability to consummate any business combination is dependent on a variety of factors, many of which are beyond our control. If the Extension Proposal is approved, the Company expects to seek stockholder approval of a business combination. We are required to offer stockholders the opportunity to redeem public shares in connection with the Extension Proposal, and we will be required to offer stockholders redemption rights again in connection with any stockholder vote to approve a business combination. Even if the Extension Proposal and/or any business combination are approved by our stockholders, it is possible that redemptions will leave us with insufficient cash to consummate a business combination on commercially acceptable terms, or at all. The fact that we will have separate redemption periods in connection with the Extension Proposal and a business combination vote could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of our public shares on the open market. The price of our public shares may be volatile, and there can be no assurance that stockholders will be able to dispose of our public shares at favorable prices, or at all.

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

On October 9, 2023, the Company received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires the Company to maintain at least 400 total holders for continued listing on the Nasdaq Global Market. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Global Market. On November 20, 2023, the Company submitted a plan to regain compliance within the required timeframe. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units, Class A common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

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

If we have not completed an initial business combination within 30 months from the closing of the initial public offering, our public stockholders may be forced to wait beyond such 30 months before redemption from our trust account.

If we have not completed an initial business combination within 30 months from the closing of the initial public offering, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of the interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public stockholders from the trust account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond 30 months from the closing of the initial public offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we complete our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we do not complete our initial business combination.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 30 months from the closing of the initial public offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 30th month from the closing of the initial public offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 30 months from the closing of the initial public offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure holders of warrants that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis in which case the number of shares of our Class A common stock that holders of warrants will receive upon cashless exercise will be based on a formula subject to a maximum number of shares equal to 0.361 shares of our Class A common stock per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the foregoing, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue-sky laws of the state of residence in those states in which the warrants were offered by us in the initial public offering. However, there may be instances in which holders of our public warrants may be unable to exercise such public warrants but holders of our private warrants may be able to exercise such private warrants.

The future exercise of registration rights granted to our initial stockholders may adversely affect the market price of our Class A common stock.

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

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity).. However, our amended and restated certificate of incorporation provides, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 30 months from the closing of the initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

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

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without a holder’s approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

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

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to holders of warrants, thereby making warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in the initial public offering. Redemption of the outstanding warrants could force a warrant holder (i) to exercise warrants and pay the exercise price therefor at a time when it may be disadvantageous for a warrant holder to do so, (ii) to sell warrants at the then-current market price when such warrant holder might otherwise wish to hold such warrant holder’s warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of warrants.

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

We are a newly formed company with no operating results, and we will not commence operations until completing a business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

Since the net proceeds of the initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that had not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering had been subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the natures of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 30 months from the closing of the initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within 30 months from the closing of the initial public offering, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless.

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

Section 404 of the Sarbanes-Oxley Act required that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Risks Related to Taxes

New legislation that would change U.S. or foreign taxation of business activities could seriously harm our business, or the financial markets and the market price of our Class A common stock.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. As such, the Company has recorded a 1% excise tax liability in the amount of $2,224,846 on the balance sheet as of December 31, 2023. The liability does not impact the condensed statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying, evaluating suitable acquisition transaction candidates and completing the merger with our target acquisition companies. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our IPO.

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

Holders

As of April 11, 2024, there was 1 holder of record of our units, 2 holders of record of our Class A common stock and 3 holders of record of our warrants.

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

None.

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

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “initial business combination”). We intend to effectuate our business combination using cash from the proceeds of our initial public offering and the private placement that occurred simultaneously with the completion of our initial public offering to the extent any funds remain available after any redemptions effected in connection with the initial business combination, our capital stock, debt or a combination of cash, stock and debt.

As discussed under Item 1 of this Form 10-K, we have entered into the issuance of additional shares in connection with the proposed initial business combination to the owners of the target or other investors:

•	significantly dilute the equity interest of holders of our common stock;

•	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

•

will cause a change in control, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and will likely result in the resignation or removal of one or more of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

•	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

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

In the short term, we are incurring costs in connection in the pursuit of our initial business combination plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Extension of Combination Period

On April 28, 2023, the Company held a special meeting of stockholders (the “Special Meeting”). As of April 10, 2023, the record date of the Special Meeting, there were 28,750,000 issued and outstanding shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”) comprised of 23,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A Shares”), and 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share. At the Special Meeting, the Company’s stockholders approved the proposal to file an amendment to the Company’s Amended and Restated Certificate of Incorporation with the

Secretary of State of Delaware (the “Amendment”) to extend the date from May 2, 2023, to May 2, 2024 (the “Extension,” and such proposal, the “Extension Proposal”) by which the Company must (1) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “initial business combination”) or (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and redeem all of the Class A Shares included as part of the units sold in the Company’s initial public offering that was consummated on November 2, 2021. On April 28, 2023, to effectuate the Extension, the Company filed the Amendment with the Secretary of State of the State of Delaware. Stockholders holding 21,422,522 Class A Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account (“Trust Account”) in connection with the Extension. As a result, $222,484,624 (approximately $10.38 per share) was removed from the Trust Account on or about May 15, 2023 to pay such holders, and an additional $855,761 was removed from the Trust Account on or about May 9, 2023. As of December 31, 2023 there was $17,591,536 (or approximately $11.15 per share of Class A common stock that is subject to redemption) held in the Trust Account.

On April 28, 2023, following the Special Meeting, 5,500,000 shares of Class B Common Stock were converted into Class A Shares, which Class A Shares are not subject to redemption.

We have scheduled a special meeting of stockholders for April 16, 2024 to consider a proposal (the “Additional Extension Proposal”) to file an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date from May 2, 2024 to November 2, 2024 (with the option of our Board of Directors to extend the date for an additional three months) (the “Additional Extension”) by which the Company must (1) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “initial business combination”) or (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and redeem all of the Class A Shares included as part of the units sold in the Company’s initial public offering that was consummated on November 2, 2021. We will be sending a proxy statement with respect to such meeting to all of our stockholder. Because our Sponsor owns over a majority of the outstanding Class A Shares and intends to vote such shares in favor of the Additional Extension Proposal, we expect that the Additional Extension Proposal will be approved. In connection with the Additional Extension Proposal, Stockholders holding 1,577,478 Class A Shares will have the right to exercise their right to redeem such shares for a pro rata portion of the funds then held in the Trust Account. We are unable to predict how many of such shares will be tendered for redemption or the amount that will be left in the Trust Fund following any such redemptions.

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

Our net income for the year ended December 31, 2023 consisted of interest income earned on the funds held in Trust in the amount of $4,216,411, interest earned on the operating and investment accounts of $11,337, a gain of $1,410,000 on the change in fair value of the derivative warrant liabilities associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants offset by operating expenses inclusive of administrative fees of $180,000, CFO consulting fees of $234,000, non-redemption agreement expenses of $180,000 and general and administrative expense of $1,689,526 that total $2,283,526, interest expense of $19,404 and income tax expense of $861,417.

Our net income for the year ended December 31, 2022 consisted of interest income earned on the funds held in Trust in the amount of $3,376,559, a gain of $11,640,000 on the change in fair value of the derivative warrant liabilities associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants offset by operating expenses inclusive of administrative fees of $180,000 and general and administrative expense of $1,352,385 that total $1,532,385 and income tax expense of $630,066.

Going Concern Considerations, Liquidity and Capital Resources

As of December 31, 2023, there was $17,591,536 (or approximately $11.15 per share) held in the Trust Account. Cash of $74,974 was held outside of the Trust Account on December 31, 2023 and was available for working capital purposes. As of December 31, 2023, there was $108,610 held in the investment account of which $100,000 is reserved to pay dissolution costs and expenses in the event the Company fails to complete in initial business combination and is dissolved. Interest earned on the $100,000 reserved to pay dissolution costs and expenses will be for the benefit of the Trust, including the $8,610 as of December 31, 2023, and if an initial business combination is consummated the $100,000 will additionally be for the benefit of the Trust. We intend to use all of such funds held outside the Trust Account other than the $100,000 reserved to pay dissolution costs and expenses primarily to perform business, legal and financial due diligence in connection with our business combination agreement as described in Item 1 of this Form 10-K, and structure, negotiate and complete the business combination.

For the year ending December 31, 2023, cash used in operating activities was $2,562,966, consisting primarily of net income of $2,473,401, offset by interest income on the funds held in the Trust $4,216,411, interest income earned on the operating and investment accounts of $11,337 and a decrease in the fair value of the warrant liabilities of $1,410,000. Changes in operating assets and liabilities used $421,381 of cash from operating activities.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company may lack the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Management has also determined that, in accordance with the Company’s amended and restated articles of incorporation, unless such date is extended as contemplated by the proposals to be voted upon by stockholders at the special meeting scheduled for April 16, 2024, as discussed above, the Company will cease all operations, redeem the public shares and thereafter liquidate and dissolve. These conditions raise substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.

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

Loan Payable — Sponsor

Additionally, per a Commitment Letter, dated July 19, 2022, the Sponsor undertook upon the Company’s written request to make available an aggregate amount of up to $250,000 to provide the Company funds for working capital purposes to ensure that the Company would continue as a going concern for at least 12 months. A second Commitment Letter was dated May 4, 2023 for up to an additional $750,000. A third Commitment Letter was dated December 20, 2023 for up to an additional $800,000. The Sponsor is charging interest at the mid-term applicable federal rate at the time of funding. During the year ended December 31, 2023, the Sponsor loaned an aggregate of $825,000 to the Company for working capital purposes. As of December 31, 2023 and 2022, $1,000,000 and $175,000 remained outstanding, respectively. As of December 31, 2023 and 2022, there was accrued interest of $19,404 and $184, respectively.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $15,000 for office space, utilities, and administrative support to the Company. We began incurring these fees on October 28, 2021. On January 28, 2023 this agreement was amended to provide that, rather than be payable on a monthly basis, the payments due thereunder commencing with the monthly payment payable on or about February 28, 2023 shall accrue and be payable on the completion of a business combination or the Company’s liquidation.

The Underwriting Agreement with B. Riley Securities, Inc., provides that upon the consummation of our initial business combination, we will pay B. Riley Securities, Inc. out of the funds in the Trust Account a cash fee in an amount equal to 3.5% of the gross proceeds of the Public Offering (exclusive of any applicable finders’ fees which might become payable). No fee will be due if we do not complete an initial business combination.

Critical Accounting Estimates

The preparation of the financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the balance sheet, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities and the fair value of the non-redemption agreements . Accordingly, the actual results could differ significantly from those estimates.

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

Common stock subject to possible redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2023 and December 31, 2022, the shares of Class A common stock subject to possible redemption in the amount of $17,700,146 and $236,385,597 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively. The shares of Class A common stock that were issued upon conversion of shares of Class B common stock are not subject to redemption and accordingly are presented in the stockholders’ deficit section of the Company’s balance sheets.

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

Warrants Instruments

We evaluated the Warrants in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815 and are not eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities on the Balance Sheet. Upon consummation of the Initial Public Offering, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of shares of Class B common stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to shares of Class A common stock subject to possible redemption (temporary equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date. The Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

As of December 31, 2023 and 2022, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of December 31, 2023 and 2022, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of December 31, 2023 and 2022 per Public Warrant to estimate the volatility for the Private Placement Warrants. As of December 31, 2023 and 2022, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

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

Net income per share

Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the period presented. The warrants are exercisable to purchase 23,500,000 shares of Class A common stock in the aggregate.

Recent accounting pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”). The ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in the ASU address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 will be effective for us in the annual period beginning January 1, 2025, though early adoption is permitted. The Company is still evaluating the presentational effect that ASU 2023-09 will have on its financial statements, but we expect changes to our income tax footnote.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

Item 8. Financial Statements and Supplementary Data.
ALTENERGY ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
AltEnergy Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of AltEnergy Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, the related statements of income, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before May 2, 2024, or November 2, 2024 should the Company’s stockholders approve a pending proposal to extend the business combination deadline by an additional six-months. The Company entered into a definitive merger agreement with a business combination target on February 21, 2024; however, the completion of this transaction is also subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to May 2, 2024, or November 2, 2024 in the event that the Company’s stockholders approve the extension proposal, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after May 2, 2024, or November 2, 2024 if the extension proposal is approved, and in the event that it is unable to complete a business combination by the approved date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum llp
Marcum llp
We have served as the Company’s auditor since 2021.
New York, NY
April 1
6
, 2024

AltEnergy Acquisition Corp.
BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current Assets:
Cash	$74,974	$212,232
Prepaid expenses – Short-Term	153,498	379,264
Income tax receivable	23,527	—
Other investments held for trading (Restricted)	108,610	—

Total Current Assets	360,609	591,496
Investments held in the Trust Account	17,591,536	237,373,538

Total Assets	$17,952,145	$237,965,034

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$127,368	$101,396
Accrued Tax Payable – Franchise Tax	—	73,739
Accrued Tax Payable – Income Tax	—	295,065
Accrued Tax Payable – Excise Tax	2,224,846	—
Other accrued expenses – deferred	340,791	12,815
Due to related party	433,404	15,212
Loan payable – Sponsor	1,000,000	175,000

Total Current Liabilities	4,126,409	673,227
Derivative warrant liabilities	940,000	2,350,000
Deferred underwriting commission	8,050,000	8,050,000

Total liabilities	13,116,409	11,073,227
COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; 1,577,478 (approximately $11.22 per share) and 23,000,000 (approximately $10.28 per share) shares at December 31, 2023 and 2022, respectively	17,700,146	236,385,597
Stockholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 5,500,000 and none issued and outstanding (excluding 1,577,478 and 23,000,000 shares subject to possible redemption) at December 31, 2023 and 2022, respectively	550	—
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 250,000 and 5,750,000 shares issued and outstanding at December 1, 2023 and 2022, respectively	25	575
Additional paid-in capital	—	—
Accumulated deficit	(12,864,985)	(9,494,365)

Total Stockholders’ Deficit	(12,864,410)	(9,493,790)

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$17,952,145	$237,965,034

The accompanying notes are an integral part of these financial statements.

AltEnergy Acquisition Corp.
STATEMENTS OF INCOME

	For the Year Ended December 31,
	2023	2022
EXPENSES
Administrative fee - related party	$180,000	$180,000
Consulting Fees – CFO	234,000	140,400
Non-redemption agreement expense	180,000	—
General and administrative	1,689,526	1,211,985

TOTAL EXPENSES	2,283,526	1,532,385

OTHER INCOME (EXPENSE)
Income earned on investments held in Trust Account	4,216,411	3,376,559
Income earned on cash and investment accounts	11,337	125
Change in fair value of warrant liabilities	1,410,000	11,640,000
Interest expense	(19,404)	—

TOTAL OTHER INCOME, NET	5,618,344	15,016,684

Net income before income tax provision	3,334,818	13,484,299

Income tax provision	(861,417)	(630,066)

Net income	$2,473,401	$12,854,233

Weighted average number of shares of Class A common stock outstanding, basic and diluted	12,225,033	23,000,000

Basic and diluted net income per share of Class A common stock	$0.17	$0.45

Weighted average number of shares of Class B common stock outstanding, basic and diluted	2,028,082	5,750,000

Basic and diluted net income per share of Class B common stock	$0.17	$0.45

The accompanying notes are an integral part of these financial statements.

AltEnergy Acquisition Corp.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	—	$—	5,750,000	$575	$—	$(9,494,365)	$(9,493,790)
Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	(180,000)	(3,619,175)	(3,799,175)
Excise tax imposed on common stock redemptions	—	—	—	—	—	(2,224,846)	(2,224,846)
Contribution - Non-redemption agreement	—	—	—	—	180,000	—	180,000
Class B common stock converted to Class A common stock	5,500,000	550	(5,500,000)	(550)	—	—	—
Net income	—	—	—	—	—	2,473,401	2,473,401

Balance, December 31, 2023	5,500,000	$550	250,000	$25	$—	$(12,864,985)	$(12,864,410)

FOR THE YEAR ENDED DECEMBER 31, 2022

	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount

Balance as of January 1, 2022	5,750,000	$575	$—	$(20,563,001)	$(20,562,426)
Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	(1,785,597)	(1,785,597)
Net income	—	—	—	12,854,233	12,854,233

Balance as of December 31, 2022	5,750,000	$575	$—	$(9,494,365)	$(9,493,790)

The accompanying notes are an integral part of these financial statements.

AltEnergy Acquisition Corp.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022

Cash Flows From Operating Activities:
Net income	$2,473,401	$12,854,233
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(4,216,411)	(3,376,559)
Gain on change in fair value of derivative liabilities	(1,410,000)	(11,640,000)
Interest income earned on operating and investment accounts	(11,337)	—
Non-redemption agreement expense	180,000	—
Changes in operating assets and liabilities:
Prepaid expenses	225,766	78,869
Income tax receivable	(23,527)	—
Other assets	—	370,931
Other deferred expenses	327,976	12,815
CFO Compensation Payable	234,000	—
Accrued Income Taxes	(295,065)	(295,065)
Accounts payable and accrued expenses	(47,769)	445,388

Net Cash Used In Operating Activities	(2,562,966)	(1,549,388)

Cash Flows From Investing Activities:
Funds withdrawn from Trust Account for Taxes Payable and Dissolution	1,416,516	619,137
Cash withdrawn from Trust Account to redeeming stockholders	222,484,624	—

Net Cash Provided by Investing Activities	223,901,140	619,137

Cash Flows From Financing Activities:
Redemption of Class A common stock	(222,484,624)	—
Proceeds from loan payable - Sponsor	825,000	175,000
Proceeds from related party advances	184,192	—
Repayment of related party payable	—	(3,661)
Payments of offering costs	—	(8,082)

Net Cash Used In Financing Activities	(221,475,432)	162,257

Net change in cash	(137,258)	(766,994)
Cash at beginning of period	212,232	979,226

Cash at end of period	$74,974	$212,232

Supplemental Cash Flow Information:
Cash paid for income taxes	$1,180,000	$—
Supplemental Schedule of Non-cash Financing Activities:
Remeasurement of Class A common stock subject to possible redemption to redemption amount	$3,799,175	$1,785,597
Excise tax liability accrued for common stock redemptions	$2,224,846	$—
The accompanying notes are an integral part of these financial statements.

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
As of December 31, 2023, the Company had not commenced any operations. All activity for the period from February 9, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after completion of the Business Combination at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.
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
,”) by which the Company must (1) consummate a Business Combination or (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and redeem all of the Class A Shares included as part of the units sold in the Company’s Initial Public Offering. Stockholders holding 21,422,522 Class A Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account in connection with the Extension. As a result, $222,484,624 (approximately $10.38 per share) was removed from the Trust Account on or about May 15, 2023 to pay such holders, and an additional $855,762
(including $100,000 reserved to pay dissolution costs and expenses discussed below) was removed from the Trust Account on or about May 9, 2023 and deposited into a restricted investment account.
As of December 31, 2023 there was $17,591,536 (or approximately $11.15 per share) held in the Trust Account. Cash of $74,974 was held outside of the Trust Account on December 31, 2023 and was available for working capital purposes. As of December 31, 2023, there was $108,610 held in the restricted
investment account of which $100,000 is reserved to pay dissolution costs and expenses in the event the Company fails to complete in initial business combination and is dissolved.
Interest earned on the $100,000 reserved to pay dissolution costs and expenses will be for the benefit of the

Trust
, including the $8,610 as of December 31, 2023, and if an initial business combination is consummated the $100,000 will additionally be for the benefit of the Trust. As described in Note 6
, the $
8,050,000
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
Combination successfully
. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least
80
% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires

% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management agreed that an amount equal to at least $
10.20
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
If the Company has not completed a Business Combination within 30 months from the closing of the Initial Public Offering or such later date if the date is extended (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders
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

Going Concern, Liquidity and Management’s Plan
As of December 31, 2023, the Company had investments held in the Trust Account of approximately $17.6 million principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by the Company to pay taxes. As of December 31, 2023, the Company had a working capital deficit of approximately $3.8 million, current liabilities of approximately $4.1 million. In addition, the Company had $108,610 held in an investment account, of which $100,000 that was reserved to pay dissolution costs and expenses in the event the Company fails to complete in initial business combination and is dissolved.

Interest earned on the $100,000 reserved to pay dissolution costs and expenses will be for the benefit of the
Trust
, including the $8,610 as of December 31, 2023, and if an initial business combination is consummated the $100,000 will additionally be for the benefit of the Trust.
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
The Company intends to use substantially all of the funds held in the Trust Account after payments on account of any redemptions, including any amounts representing interest earned on the Trust Account, excluding the deferred underwriting commissions, to complete an initial business combination. To the extent that capital stock or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue growth strategies. If an initial business combination agreement requires the Company to use a portion of the cash in the Trust Account to pay the purchase price or requires the Company to have a minimum amount of cash at closing (including any cash available from the Trust Account), the Company will need to arrange for third-party financing.
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
Nasdaq Notice
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
filed on October 13, 2023, as required by NASDAQ rules. On November 20, 2023, the Company submitted a plan to regain compliance within the required timeframe. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.
Risks and Uncertainties
Management continues to evaluate the impact of global conflicts and any further escalation of hostilities related thereto, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases, on the industry and has concluded that while it is reasonably possible that such events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the balance sheet, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities and the fair value of the non-redemption agreements. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2023 and 2022, respectively.
Investments held in the Trust Account and the Investment Account
At December 31, 2023 and 2022, the Company’s portfolio of investments held in the Trust Account and the Investment Account were invested in mutual funds and government securities, which are reported at fair value, and are treated as trading securities. The Company’s portfolio of investments held in the Trust Account and the Investment Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities are recorded to net income each period. The estimated fair values of the investments held in the Trust Account and the Investment Account are determined using quoted market prices in active markets.

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
Class A common stock subject to possible redemption
The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2023 and 2022, the shares of Class A common stock subject to possible redemption in the amount of $17,700,146 and $236,385,597, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
At
December 31, 2023 and 2022, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption at December 31, 2021	$234,600,000
Remeasurement adjustment of Class A common stock to redemption value	1,785,597

Class A common stock subject to possible redemption at December 31, 2022	236,385,597
Remeasurement adjustment of Class A common stock to redemption value	2,240,671

Class A common stock subject to possible redemption at March 31, 2023	238,626,268
Remeasurement adjustment of Class A common stock to redemption value	1,003,291
Re demption of Class A common stock	(222,484,624)

Class A common stock subject to possible redemption at June 30, 2023	17,144,935
Remeasurement adjustment of Class A common stock to redemption value	299,813

Class A common stock subject to possible redemption at September 30, 2023	$17,444,748
Remeasurement adjustment of Class A common stock to redemption value	255,398

Class A common stock subject to possible redemption at December 31, 2023	$17,700,146

Net income per share
Net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class
method in calculating earnings and losses per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings and losses of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented. The warrants are exercisable to purchase 23,500,000 shares of Class A common stock in the aggregate.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Year Ended December 31, 2023
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$2,121,460	$351,941
Denominator:
Basic and diluted weighted average shares outstanding	12,225,033	2,028,082
Basic and diluted net income per share of common stock	$0.17	$0.17

	For the Year Ended December 31, 2022
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$10,283,386	$2,570,847
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000
Basic and diluted net income per share of common stock	$0.45	$0.45
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
New Law and Changes
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. As such, the Company has recorded a 1% excise tax liability in the amount of $2,224,846 on the balance sheets as of December 31, 2023. The liability does not impact the statements of operations and is offset against additional paid-in
capital or accumulated deficit if additional
paid-in
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
As of December 31, 2023 and 2022, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of December 31, 2023 and 2022 per Public Warrant to estimate the volatility for the Private Placement Warrants.
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

Recent Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”). The ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in the ASU address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 will be effective for us in the annual period beginning January 1, 2025, though early adoption is permitted. The Company is still evaluating the presentational effect that ASU 2023-09 will have on its financial statements, but we expect changes to our income tax footnote.

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
General and Administrative Services
The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor an aggregate of $15,000 per month for office space, utilities and secretarial, and administrative support services. This agreement was amended on January 28, 2023 to provide that, rather than be payable on a monthly basis, the payments due thereunder commencing with the monthly payment payable on or about February 28, 2023, shall accrue and be payable on the consummation of the Business Combination or the Company’s liquidation. During the year ended December 31, 2023 and 2022, the Company recorded $180,000 in administrative fees. As of December 31, 2023 and 2022, there was a balance of $180,000 and $15,000, respectively, due to the affiliate, which amount is included in due to related party on the accompanying balance sheets.
Related Party Loans
Convertible Working Capital Loans
In order to fund working capital deficiencies, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2023 and 2022, there were no amounts outstanding under the Working Capital Loans.
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
A third Commitment Letter was dated December 20, 2023 for up to an additional
$800,000.

The Sponsor is charging interest at the
mid-term
applicable federal rate at the time of funding. During the year ended December 31, 2023, the Sponsor loaned an aggregate of
$
825,000
to
the Company for working capital purposes. As of December 31, 2023
and
2022
, $
1,000,000
and $
175,000
remained
outstanding, respectively. As of December 31, 2023 and 2022, there was accrued interest of $19,404 and $184, respectively.
Consulting Agreement
The Company and its Chief Financial Officer (“CFO”) entered into a consulting agreement pursuant to which the CFO was entitled to receive $15,600 per month for services rendered, commencing February 1, 2021, through the closing of our initial business combination. On April 1, 2022, the agreement with the CFO was amended so that the CFO would be paid $10,400 per month and an additional amount of $5,200 per month beginning April 1, 2022 through the consummation of the initial business combination would become payable upon a successful consummation of a business combination. If a successful business combination does not occur, the Company would not be required to pay this additional contingent amount. The consulting agreement was further amended on January 1, 2023, to provide that commencing on January 1, 2023, 100% of the consulting fee of $15,600 per month shall be accrued by the Company for the CFO’s benefit to be paid upon the closing of a business combination if such closing occurs, and if such business combination does not occur, then the accrued amount shall not be due or paid. For the year ended December 31, 2023 and 2022, the Company recorded $234,000 and $140,400 of compensation for services provided. As of December 31, 2023 and 2022, there was
$
234,000
and $0 accrued, respectively
.
Limited Payments
The Company has agreed to pay its Chief Financial Officer a
one-time
fee of $150,000, upon the consummation of the initial business combination. The amount will only become payable upon a successful business combination. If a successful business combination does not occur, the Company will not be required to pay this contingent fee. This fee has therefore not been accrued for as of December 31, 2023 and 2022. There can be no assurances that the Company will complete a business combination.

The
Company had agreed to pay its Chief Operating Officer a
one-time
fee of $300,000 upon the consummation of the initial business combination. The Chief Operating Officer resigned effective June 6, 2023. Accordingly, the Company will not be required to pay this contingent fee. The amount would only have become payable upon a successful business combination. If a successful business combination does not occur, the Company would not have been required to pay this contingent fee. This fee has therefore not been accrued for as of December 31, 2023 and 2022.
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
Shares in connection with the closing of the Business Combination. The Sponsor has agreed to transfer to such
Non-Redeeming
Stockholders an aggregate of 250,000 the Founder Shares held by the Sponsor immediately following the consummation of an initial Business Combination. The Company estimated the aggregate fair value of such 250,000 Founder Shares transferrable to the
Non-Redeeming
Stockholders pursuant to
the Non-redemption
agreements to be $180,000 or $0.72
per share. The fair value as of April 26 and 27, 2023 was determined using the probability of a successful Business Combination of
 7
%, derived from an option pricing model for the publicly traded warrants, and the average value per shares as of the valuation date of $
10.30
. Each Non-Redeeming Stockholder acquired from the Sponsor an indirect economic interest in such Founder Shares. The fair value of such Founder Shares was determined to be to be a cost associated with completing a Business Combination and a capital contribution from a related entity under SAB Topic 5T.
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
Consulting Agreement
We have agreed to make payment to our Chief Financial Officer of $15,600 per month for his services prior to the consummation of our initial business combination. On April 1, 2022, the agreement with the Chief Financial Officer was amended so that he would be paid $10,400 per month, and an additional amount of $5,200 per month beginning April 1, 2022 through the consummation of the initial business combination will become payable to the Chief Financial Officer upon a successful consummation of a business combination. This agreement with the Chief Financial Officer was further amended on January 1, 2023, to provide that commencing on January 1, 2023, 100% of the consulting fee of $15,600 per month shall be accrued by the Company for the CFO’s benefit to be paid upon the closing of a business combination. If a successful business combination does not occur, we will not be required to pay any further amounts to our Chief Financial Officer. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Additionally, we have agreed to make one-time payments of $150,000 to our Chief Financial Officer, subject to the terms of an independent consulting services agreements.

For the year ended December 31, 2023 and 2022, the Company recorded $234,000 and $140,400 of compensation for services provided. As of December 31, 2023 and 2022, there was $
234,000
and $
0
accrued, respectively.
Non-Redemption Agreement
On April 26, 2023 and April 27, 2023, the Company and the Sponsor entered into non-redemption agreements (each, a “Non-Redemption Agreement”) with certain unaffiliated third parties (each, a “Holder,” and collectively, the “Holders”) in exchange for the Holder or Holders agreeing either not to request redemption in connection with the Extension (as defined below) or to reverse any previously submitted redemption demand in connection with the Extension with respect to an aggregate of 1,250,000 Class A common stock, par value $0.0001 per share (the “Class A Shares”), of the Company sold in its initial public offering at the special meeting of stockholders called by the Company to consider and act upon a proposal to extend the date by which the Company has to consummate an initial business combination (the “Termination Date”) from May 2, 2023 to May 2, 2024.
In consideration of the foregoing agreement, immediately prior to, and substantially concurrently with, the closing of an initial business combination, (i) the Sponsor (or its designees) will surrender and forfeit to the Company for no consideration an aggregate of 250,000 shares of the Company’s Class B common stock, par value $0.0001 per share, held by the Sponsor (the “Forfeited Shares”) and (ii) the Company shall issue to the Holders a number of Class A Shares equal to the Forfeited Shares.
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
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 1,577,478 shares and 23,000,000 shares of the Class A common stock that were classified as temporary equity in the accompanying balance sheets. In addition, there were 5,500,000 shares of Class A Common Stock outstanding that were issued upon the conversion of 5,500,000 shares of Class B common stock into 5,500,000 shares of Class A common stock on April 28, 2023, which are not subject to redemption.
Class
 B Common Stock
— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 250,000 shares and 5,750,000 shares of Class B common stock issued and outstanding, respectively.
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	December 31, 2023	December 31, 2022
Assets:
Investments Held for Trading	1	$108,610	—
Investments held in Trust Account	1	$17,591,536	$237,373,538
Liabilities:
Warrant liability – Private Placement Warrants	3	$480,000	$1,200,000
Warrant liability – Public Warrants	1	$460,000	$1,150,000
The Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within liabilities on the balance sheets. The warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.
Upon consummation of the Initial Public Offering, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half
of one Public Warrant) and (ii) the sale of Private Warrants, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to shares of Class A common stock subject to possible redemption (temporary equity) based on their relative fair values at the initial measurement date. The Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the issuance due to the use of unobservable inputs. As of
Dec
ember 3
1
, 2023 and December 31, 2022, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of December 31, 2023 and 2022 per Public Warrant to estimate the volatility for the Private Placement Warrants. As of December 31, 2023 and 2022, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs. The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and years ended December 31, 2023 and 2022:

Fair Value Measurement Using Level 3 Inputs Total
Balance, fair value at December 31, 2021	$7,320,000
Change in fair value of derivative warrant liabilities	(6,120,000)

Balance, fair value at December 31, 2022	$1,200,000

Fair Value Measurement Using Level 3 Inputs Total
Balance, fair value at December 31, 2022	$1,200,000
Change in fair value of derivative warrant liabilities	(720,000)

Balance, fair value at December 31, 2023	$480,000

As of December 31, 2023 and 2022, the fair value of the derivative feature of the Warrants was calculated using the following range of weighted average assumptions:

	December 31, 2023	December 31, 2022
Risk-free interest rate	3.84%	3.99%
Expected volatility of underlying shares	2.00%	2.00%
Dividend yield	0.00%	0.00%
Probability of business combination	2.75%	12.00%

The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Total
Fair value at December 31, 2021	$7,320,000	$6,670,000	$13,990,000
Change in fair value	(6,120,000)	(5,520,000)	(11,640,000)

Fair value at December 31, 2022	$1,200,000	$1,150,000	$2,350,000

Change in fair value	(720,000)	(690,000)	(1,410,000)

Fair value at December 31, 2023	$480,000	$460,000	$940,000

As of December 31, 2023 and 2022, the derivative liability was $940,000 and $2,350,000, respectively. In addition, for the year ended December 31, 2023 and 2022, the Company recorded a gain of $1,410,000 and $11,640,000 on the change in fair value of the derivative warrants on the statements of operations, respectively.
NOTE 10. INCOME TAXES
The Company’s net deferred tax assets are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Startup/organizational costs	760,924	381,141

Total deferred tax assets	760,924	381,141

Valuation Allowance	(760,924)	(373,951)

Deferred tax asset, net of allowance	—	7,190
Deferred tax liabilities:
Unrealized gain	—	(7,190)

Total deferred tax liabilities	—	(7,190)

Deferred tax asset, net	$—	$—

Below is breakdown of the income tax provision.

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Federal
Current	$861,364	$630,070
Deferred	(386,973)	(239,426)
State and local
Current	53	(4)
Deferred	—	—
Change in valuation allowance	386,973	239,426

Income tax provision	$861,417	$630,066

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2023 and 2022, the change in the valuation allowance was $386,973 and $239,426, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
U.S. federal statutory rate	21.0%	21.0%
Change in fair value of warrants	(8.88)%	(18.1)%
Other	2.11%	—%
Valuation allowance	11.60%	1.8%

Income tax provision	25.83%	4.7%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to certain permanent differences including changes in the fair value of warrants, nondeductible expenses, and the change in the valuation allowances on deferred tax assets.
The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The Company considers New York to be a significant state tax jurisdiction. As of December 31, 2023 and 2022, the Company had no U.S. federal net operating loss carryovers available to offset future taxable income.
We applied the applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that it has taken or expects to take on a tax return. As of December 31, 2023, and 2022, we had no material uncertain tax positions. We do not expect that our unrecognized tax benefits will significantly increase or decrease within twelve months.
NOTE 11. SUBSEQUENT EVENTS
The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events other than the below that would have required adjustment or disclosure in the financial statements.
On February 21, 2024, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company, Car Tech Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), and Car Tech, LLC, an Alabama limited liability company (“Car Tech”). The transactions set forth in the Merger Agreement, including the Merger (defined below), will constitute a “Business Combination” as contemplated by the Company’s Amended and Restated Certificate of Incorporation.
Upon the terms and subject to the conditions set forth in the Merger Agreement and in accordance with the Delaware Limited Liability Company Act (Car Tech having been converted to a Delaware limited liability company), Merger Sub will merge with and into Car Tech, with Car Tech surviving as a wholly-owned subsidiary of the Company (the “Merger”). Upon the consummation of the Merger, subject to approval by the Company’s stockholders and other customary closing conditions, the combined company will be renamed and is expected to list on The Nasdaq Capital Market.
Subject to the terms and conditions set forth in the Merger Agreement, in consideration of the Merger, membership interests in Car Tech (the “Car Tech Units”) will be converted into the right to receive a number of shares of the Company’s common stock (the “Parent Common Stock”) for each Car Tech Unit owned calculated by dividing (i) a fraction equal to (a) the quotient of (x) the Aggregate Merger Consideration divided by (y) ten dollars ($10.00), by (ii) the number of Car Tech Units that are issued and outstanding immediately prior to the effective time of the Merger. “Aggregate Merger Consideration” means (I) $80,000,000 plus the amount of any shortfall in the Company’s obligation to source at least $50,000,000 in proceeds from a private placement to be consummated immediately prior to the Merger, and an additional (II) $40,000,000 (the “Earn Out Consideration”).
Pursuant to
Lock-up
Agreements executed in connection with the Merger Agreement, all of the shares of Parent Common Stock to be issued to holders of Car Tech Units (other than 500,000 shares issued pursuant to clause (I) of the definition of Aggregate Merger Consideration) will be subject to time based restrictions on transfer, and the 4,000,000 shares of Parent Common Stock to be issued to holders of Car Tech Units based on the Earn Out Consideration will be subject to additional transfer restrictions, release and forfeiture. Other Agreements executed in connection with the Merger Agreement include a Contribution and Exchange Agreement executed by Car Tech’s principal equity holder and the Company, a Support Agreement executed by the Company and Car Tech and the Company’s Sponsor and certain members of Car Tech, and a Warrant Transfer and Option Agreement executed by the Company’s Sponsor and an affiliate of the underwriter in the Company’s Initial Public Offering and Car Tech’s principal equity holder.

In connection with the proposed business combination, the Company intends to file with the SEC a registration statement on
Form S-4,
which will include a proxy statement to be sent to the Company’s stockholders and a prospectus for the registration of the Company’s Common Stock to be issued in connection with the Merger (as amended from time to time, the “Registration Statement”). A full description of the terms of the proposed business combination is expected to be provided in the Registration Statement.
The Company scheduled a special meeting of stockholders for April
16
, 2024, at which the stockholders of the Company will be asked, among other things, to approve a further amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company must (1) consummate a business combination or (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and redeem all of the remaining Class A Shares included as part of the units sold in the Company’s Initial Public Offering from May 2, 2024 to November 2, 2024 (the “Extended Date”) and to allow the board of directors of the Company, without another stockholder vote, to elect to further extend the date to consummate an initial business combination after the Extended Date up to six times, by an additional month each time, upon two days’ advance notice prior to the applicable deadline, up to May 2, 2025 (such proposal, the “Second Extension”). For additional information with respect to the special meeting and the matters to be considered at the special meeting, stockholders are referred to the Preliminary Proxy Statement dated March 20, 2023 which can be viewed on the SEC’s website at www.sec.gov, and to the Proxy Statement to be filed with the SEC and to be distributed to public stockholders and can be viewed on the SEC’s website at www.sec.gov. Our sponsor holds approximately

% of the Class A shares eligible to vote at the special meeting and accordingly it is expected that stockholder approval of the Second Extension and the other matters to be considered at the special meeting will be approved.

AltEnergy Acquisition Corp.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial and accounting officer (our “Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that certain disclosure controls and procedures were not effective as of December 31, 2022 due to material weaknesses that existed related our accounting for complex financial instruments and our accounting and reporting for the completeness and accuracy of warrant liabilities and the corresponding change in the fair value of the warrant liability, that led to the restatement of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Management additionally identified, as it relates to the material weakness discussed above relating to the accounting for complex financial instruments, a failure to properly record the capital contributions and related costs associated with non-redemption agreements entered into with certain stockholders of the Company in connection with the special meeting of stockholders of the Company held on April 28, 2023 that led to the restatement of the Company’s Quarterly Report on Form 10-Q for the quarterly periods ended June 30, 2023 and September 30, 2023. In addition, management identified a material weakness in relation to the accounting of contractual liabilities which led to errors in our financial statements in the accounting of consulting fees pursuant to a consulting agreement with our chief financial officer that led to the restatement of the Company’s Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2023, June 30, 2023, and September 30, 2023. In addition to the remediation steps discussed below, the Company has added additional steps to its internal financial review process in order to provide reasonable assurance that a reoccurrence of a material misstatement of any item in our financial statements will not occur. As of December 31, 2023 the previously identified material weaknesses have not been remediated.

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
Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
No
ne.

F-2
5

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age[1]	Position
Russell Stidolph	48	Chief Executive Officer and Chairman
Jonathan Darnell	63	Chief Financial Officer
William Campbell	76	Director
Kimberly Heimert	54	Director
Michael Salvator	52	Director
Daniel Shribman	40	Director

Russell Stidolph has served as our Chief Executive Officer and Chairman since our inception. Mr. Stidolph served as a director of Eos Energy Storage LLC (“EES LLC”) and its chairman of the board from 2014 and 2018, respectively, until the closing of its business combination with BMRG. Mr. Stidolph continued as a director and chairman of the board of the surviving entity, Eos Energy Enterprises, Inc. (“EOSE”). Mr. Stidolph is the founder of AltEnergy, LLC a private equity firm focused on alternative energy investing, where he has served as Managing Director since 2006. Prior to forming AltEnergy, Mr. Stidolph was a Principal at J.H. Whitney & Co., LLC, a middle-market private equity firm based in New Canaan, Connecticut. While at J.H. Whitney Mr. Stidolph was responsible for starting and developing the firm’s alternative energy investing practice where he was responsible for Hawkeye Renewables, LLC and Iowa Winds, LLC. Mr. Stidolph was both the Chief Financial Officer and Vice Chairman of Hawkeye Renewables, LLC before it was sold in 2006 to Thomas H. Lee Partners, LP. Prior to joining J.H. Whitney, Mr. Stidolph was a member of the corporate finance group at PaineWebber, Inc., that was responsible for high yield and leverage finance origination. Mr. Stidolph also acted as Senior Vice President and the Chief Financial Officer of Tres Amigas, LLC and he still sits on the Company’s board of directors, and was Chairman of the board of directors of Viridity Energy, Inc before it was sold to Ormat Technologies in 2017. He also serves as a director of Hulett Bancorp. Mr. Stidolph received a Bachelor of Arts degree from Dartmouth College.

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

William Campbell has served as a director since our inception. Mr. Campbell provides a global law-firm legal perspective on energy and thirty years of experience with the development and operation of large-scale, global energy and infrastructure projects. Mr. Campbell is General Counsel and Managing Director of I Squared Capital Advisors (US) LLC since 2014. Mr. Campbell also previously held the position of Chief Compliance Officer at the I Squared Capital Advisors (US) LLC. Previously, Mr. Campbell served as co-chair of the Global Energy and Infrastructure and Energy Practice Group at the international law firm of Gibson Dunn & and Crutcher LLP.

Kimberly Heimert has served as a director since April , 2022. She is the Founder and CEO of Energy Transition Advisory Group LLC, a specialized strategic advisory firm that works with various companies on domestic and international energy transition matters and financing opportunities. She also works with the Wahba Institute for Strategic Competition at the Wilson Center to strengthen the U.S. role in global infrastructure. Ms. Heimert is a member of the Millennium Challenge Corporation’s Advisory Board and the Chair of its Committees on Climate Change and Blended Finance. Previously, she was the General Counsel of Africa50, a private equity investment fund that invests in African infrastructure, and the Overseas Private Investment Corporation (OPIC, now DFC), the U.S. Government’s development finance institution, and Deputy Chief Counsel of the U.S. Department of Energy’s Loan Program Office. In addition, Ms. Heimert worked for the law firms of Shearman & Sterling, Chadbourne & Parke and White & Case.

Michael Salvator has served as a director since our inception. Mr. Salvator is the Chief Operating Officer of Stone Canyon Industries Holdings, Inc., a global industrial holding company, from 2017 to the present. Previously, from 1997 to 2017, Mr. Salvator was Senior Managing Director and Chief Financial Officer of J.H. Whitney & Co, where he was responsible for the oversight of the firm’s accounting, compliance, finance and investor relation functions. Additionally, Mr. Salvator was a member of the firm’s Investment Committee and served on the board of directors of several industrial, manufacturing, consumer products and energy companies, including Viridity Energy. Mr. Salvator began his career as an accountant with the accounting firms of Arthur Andersen and Grant Thornton.

Daniel Shribman has served as a director since our inception. Mr. Shribman is the Chief Investment Officer of B. Riley Financial and President B. Riley Principal Investment, since 2019 and 2018, respectfully. Mr. Shribman currently serves as President of B. Riley Principal Investments, a position he has held since September 2018. Mr. Shribman has also served as Chief Investment Officer of B. Riley Financial, Inc. since September 2019. From 2010 to 2018, Mr. Shribman was a Portfolio Manager at Anchorage Capital Group, a special situation asset manager. During Mr. Shribman’s tenure at Anchorage, he led investments in dozens of public and private opportunities across the general industrials, transportation, automotive, aerospace, gaming, hospitality, and real estate industries. Prior to Anchorage, Mr. Shribman worked at Tinicum Capital Partners, a private equity firm, and at Lazard Freres in the restructuring advisory group. Mr. Shribman has also served on the board of Alta Equipment Group (NYSE: ALTG) since February 2020. Previously, Mr. Shribman had served as a member of the board of directors of The Arena Group Holdings, Inc. (NYSE: AREN) from June 2021 until November 2023, Faze Holdings (Nasdaq: FAZE) from July 2022 until August 2023, NextPoint Financial Inc. (OTCMKTS: NACQF) from August 2021 until April 2023 and Eos Energy (Nasdaq: EOSE) from November 2020 until September 2022. Mr. Shribman holds an A.B. in Economics and History from Dartmouth.

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

Notwithstanding the foregoing, until the earlier of the consummation of our initial business combination or our liquidation other than the items discussed in Item 11 of this Form 10-K- Executive Compensation, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our sponsor, officers or directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. Messrs. Campbell and Shribman and Ms. Heimert serve as members of our compensation committee. Under Nasdaq listing standards, all members of the nominating and corporate governance committee must be independent. Messrs. Campbell and Shribman and Ms. Heimert are independent, and Mr. Campbell chairs the nominating and corporate governance committee.

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

To date the nominating and corporate governance committee has not met. It is likely that other than in connection with the nomination of individuals to serve as directors of the Company following the initial business combination as contemplated in the Merger Agreement relating to our proposed initial business combination, prior to the consummation of the proposed initial business combination, the compensation committee will only be responsible for the recommendation of an individual to serve as a director of the Company if a vacancy in the board of directors occurs.

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

Section 16(a) Beneficial Ownership Reporting Compliance; Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2023 there were no delinquent filers.

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

•

Our sponsor, officers and directors have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within 30 months after the closing of this offering. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our sponsor until the earlier of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Russell Stidolph	AltEnergy, LLC	Private Equity	Managing Director
	Eos Energy Enterprises, Inc.	Energy Equipment	Chair
	Hulett Bancorp	Bank Holding Company	Director

Jonathan Darnell	AltEnergy, LLC	Private Equity	Managing Director
	Green Century Funds	Mutual Funds	Trustee
	Pickwick Capital Partners, LLC	Investment Banking	Managing Director

William Campbell	I Squared Capital Advisors (US), LLC	Investment Advisor	General Counsel & Managing Director

Michael Salvator	Stone Canyon Industries Holdings, Inc.	Industrial Holding Company	Chief Operating Officer
	Stone Canyon Industries, LLC	Industrial Holding Company	Director
	SCIH Salt Parent, Inc.	Producer & Supplier of Salt	Director
	SCIH Salt Intermediate Holdings Inc.	Producer & Supplier of Salt	Director
	SCIH Salt Holdings Inc.	Producer & Supplier of Salt	Director

Daniel Shribman	B. Riley Financial	Financial Services	Chief Investment Officer
	B. Riley Principal Investments, LLC	Financial Services	President
	Alta Equipment Group Inc.	Construction Equipment	Director

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

We have agreed to make payment to our Chief Financial Officer of $15,600 per month for his services prior to the consummation of our initial business combination. On April 1, 2022, the agreement with the Chief Financial Officer was amended so that he would be paid $10,400 per month, and an additional amount of $5,200 per month beginning April 1, 2022 through the consummation of the initial business combination will become payable to the Chief Financial Officer upon a successful consummation of a business combination. This agreement with the Chief Financial Officer was further amended on January 1, 2023, to provide that commencing on January 1, 2023, 100% of the consulting fee of $15,600 per month shall be accrued by the Company for the CFO’s benefit to be paid upon the closing of a business combination. If a successful business combination does not occur, we will not be required to pay any further amounts to our Chief Financial Officer. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Additionally, we have agreed to make one-time payments of $150,000 to our Chief Financial Officer, subject to the terms of an independent consulting services agreements.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2024, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors that beneficially owns shares of our common stock; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private warrants as these warrants are not exercisable within 60 days of the date of this Form 10-K.

The beneficial ownership of our common stock is based on 7,327,478 shares of common stock issued and outstanding as of March 15, 2024, consisting of 7,077,478 shares of Class A common stock and 250,000 shares of Class B common stock

Name and Address of Beneficial Owner(1) Directors, Executive Officers and Founders	Number of Shares Beneficially Owned		Approximate Percentage of Outstanding Common Stock
AltEnergy Acquisition Sponsor, LLC(3)	5,750,000	(2)	78.5%
Russell Stidolph(3)	5,750,000	(2)	78.5%
Jonathan Darnell
William Campbell
Kimberly Heimert
Michael Salvator
Daniel Shribman
All officers and directors as a group (six individuals)	5,750,000	(2)	78.5%
Five Percent Holders

Harraden Circle Investments, LLC	395,724	(4)	5.6%
American Financial Group	500,000	(5)	7.0%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 600 Lexington Ave, 9th Floor, New York, NY 10022.
(2)	Interests shown include 250,000 founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis.

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

(4)

According to a Schedule 13G filed with the SEC on January 31, 2024, Harraden Circle Investors, LP (“Harraden Fund”) has shared voting and dispositive power over 395,724 shares of the Company’s Class A common stock with Harraden Circle Investors GP, LP (“Harraden GP”), the general partner of Harraden Fund (330,170 shares), Harraden Circle Investors GP, LLC, (“Harraden LLC”),, the general partner of Harraden GP (330,170 shares), Harraden Circle Investments, LLC “Harraden Advisor”), the investment advisor to Harraden Fund (330,170), and Frederick V. Fortmiller, Jr., the managing member of each of Harraden LLC and Harraden Advisor (395,724 shares) The address of the principal business office of each Reporting Person is 299 Park Avenue, 21st Floor, New York, NY 10171.

(5)

According to a Schedule 13G filed with the SEC on January 26, 2024 , American Financial Group, Inc, has voting and dispositive power over 500,000 shares of the Company’s Class A common stock. The business address of this reporting person is Great American Insurance Group Tower, 301 East Fourth Street, Cincinnati, Ohio 45202.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On March 25, 2021, our sponsor purchased 5,750,000 founder shares for an aggregate price of $25,000. Of such shares, 5,500,000 shares were converted into Class A Common Stock in April, 2023. The remaining founder shares will automatically convert into Class A common stock upon the consummation of a business combination on a one-for-one basis, subject to adjustments.

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

As discussed under Item 1 to this Form 10-K, the holders of founders shares have also agreed to additional lock-up terms in connection with our initial business combination.

Related Party Loans

In order to finance transaction costs in connection with an initial business combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of an initial business combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. As of December 31, 2023, there were no amounts outstanding under the Working Capital Loans.

Per a Commitment Letter, dated July 19, 2022, the Sponsor undertook upon the Company’s written request to make available an aggregate amount of up to $250,000 to provide the Company funds for working capital purposes to ensure that the Company would continue as a going concern for at least 12 months A second Commitment Letter was dated May 4, 2023 for up to an additional $750,000. During the twelve months ended December 31, 2023, the Sponsor loaned an aggregate of $825,000 to the Company for working capital purposes. As of December 31, 2023 and 2022, $1,000,000 and $175,000 remained outstanding, respectively.

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor an aggregate of $15,000 per month for office space, utilities, and secretarial, and administrative support services. This agreement was amended on January 28, 2023 to provide that, rather than be payable on a monthly basis, the payments due thereunder commencing with the monthly payment payable on or about February 28, 2023, shall accrue and be payable on the consummation of the Business Combination or the Company’s liquidation. During the year ended December 31, 2023 and 2022, the Company recorded $180,000 in administrative fees. As of December 31, 2023 and 2022, there was a balance of $180,000 and $15,000, respectively, due to the affiliate, which amount is included in due to related party on the accompanying balance sheets.

Consulting Agreement

The Company and its Chief Financial Officer (“CFO”) entered into a consulting agreement pursuant to which the CFO was entitled to receive $15,600 per month for services rendered, commencing February 1, 2021, through the closing of our initial business combination. On April 1, 2022, the agreement with the CFO was amended so that the CFO would be paid $10,400 per month and an additional amount of $5,200 per month beginning April 1, 2022 through the consummation of the initial business combination would become payable upon a successful consummation of a business combination. If a successful business combination does not occur, the Company would not be required to pay this additional contingent amount. The consulting agreement was further amended on January 1, 2023, to provide that commencing on January 1, 2023, 100% of the consulting fee of $15,600 per month shall be accrued by the Company for the CFO’s benefit to be paid upon the closing of a business combination if such closing occurs, and if such business combination does not occur, then the accrued amount shall not be due or paid. For the year ended December 31, 2023 and 2022, the Company recorded $234,000 and $140,400 of compensation for services provided. As of December 31, 2023 and 2022, there was $234,000 and $0 accrued, respectively.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2023 and 2022 totaled $212,510 and $104,186, respectively. This amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum any fees for consultations concerning financial accounting and reporting standards during the year ended December 31. 2023.

Tax Fees. We did not pay Marcum for tax planning and tax advice during the year ending December 31, 2023 or December 31, 2022.

All Other Fees. We did not pay Marcum for other services during the year ending December 31, 2023 or December 31, 2022.

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

(c)	Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation together with the First Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40984), filed with the Securities and Exchange Commission on May 23, 2023).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-258594), filed with the Securities and Exchange Commission on October 7, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-258594), filed with the Securities and Exchange Commission on October 7, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-258594), filed with the Securities and Exchange Commission on October 7, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-258594), filed with the Securities and Exchange Commission on October 7, 2021).

4.4	Warrant Agreement, dated October 28, 2021, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40984, filed with the Securities and Exchange Commission on November 8, 2021).

10.1	Letter Agreement, dated October 28, 2021, among the Company, AltEnergy Acquisition Sponsor, LLC and B. Riley Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40984, filed with the Securities and Exchange Commission on November 8, 2021).

10.2	Registration Rights Agreement, dated October 28, 2021, among the Company, AltEnergy Acquisition Sponsor and B. Riley Principal Investments, LLC. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40984, filed with the Securities and Exchange Commission on November 8, 2021).

10.3	Administrative Services Agreement, dated October 28, 2021, between the Company and AltEnergy, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-40984, filed with the Securities and Exchange Commission on November 8, 2021).

10.4	Private Placement Warrant Subscription Agreement, dated October 28, 2021, among the Company, AltEnergy Acquisition Sponsor and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40984, filed with the Securities and Exchange Commission on November 8, 2021).

10.5	Private Placement Warrant Subscription Agreement, dated October 28, 2021, among the Company, B. Riley Principal Investments, LLC and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40984, filed with the Securities and Exchange Commission on November 8, 2021).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-258594) , filed with the Securities and Exchange Commission on October 7, 2021).

Exhibit Number	Description

10.7	Consulting Agreement, dated April 12, 2021, by and between the Registrant and Jonathan R. Darnell (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-258594), filed with the Securities and Exchange Commission on October 7, 2021).

10.8	Amendment to Administrative Services Agreement, dated January 28, 2023, between the Company and AltEnergy, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10K filed with the Securities and Exchange Commission on April 11, 2023).

10.9	Amendment to Consulting Agreement, dated April 1, 2022, by and between the Registrant and Jonathan R. Darnell (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10K filed with the Securities and Exchange Commission on April 11, 2023).

10.10	Amendment to Consulting Agreement, dated January 1, 2023, by and between the Registrant and Jonathan R. Darnell (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10K filed with the Securities and Exchange Commission on April 11, 2023).

10.11	Form of Non-Redemption Agreement (incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2023)

10.12	Agreement and Plan of Merger, dated as of February 21, 2024, by and among AltEnergy Acquisition Corp., Car Tech Merger Sub, LLC, and Car Tech, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2024)

10.13	Contribution and Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2024)

10.14	Form of Support Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2024)

10.15	Warrant Transfer and Option Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2024)

10.16	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2024)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10K filed with the Securities and Exchange Commission on March 15, 2022.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.CAL	Inline XBRL Taxonomy Extension Schema Document

101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March, 2024.

AltEnergy Acquisition Corp.

By:	/s/ Russell Stidolph
Name:	Russell Stidolph
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Russell Stidolph	Chief Executive Officer (Principal executive officer) and Director	April 16, 2024
Russell Stidolph

/s/ Jonathan Darnell	Chief Financial Officer (Principal financial and accounting officer)	April 16, 2024
Jonathan Darnell

/s/ William Campbell	Director	April 16, 2024
William Campbell

/s/ Kimberly Heimert	Director	April 16, 2024
Kimberly Heimert

/s/ Michael Salvator	Director	April 16, 2024
Michael Salvator

/s/ Daniel Shribman	Director	April 16, 2024
Daniel Shribman