Form 10-Q
period 2024-06-30
AltEnergy Acquisition Corp
filed 2024-08-13
CIK 1852016

QUARTERLY REPORT
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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
of the Exchange Act). ☒ Yes ☐ No
As of August 1
2
, 2024, 6,238,146 shares of Class A common stock, par value $0.0001 per share, and 250,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
AltEnergy Acquisition Corp.
CONDENSED BALANCE SHEETS

	June 30, 2024 (unaudited)	December 31, 2023 (audited)
ASSETS
Current Assets:
Cash	$139,651	$79,974
Prepaid expenses – Short-Term	150,178	153,498
Income tax receivable	10,441	23,527
Other investments held for trading (Restricted)	99,620	108,610

Total Current Assets	399,890	360,609
Investments held in the Trust Account	8,417,407	17,591,536

Total Assets	$8,817,297	$17,952,145

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$350,975	$127,368
Accrued Tax Payable - Franchise Tax	15,200	—
Accrued Tax Payable - Excise Tax	2,319,976	2,224,846
Other accrued expenses - deferred	1,432,839	340,791
Due to related party	644,775	433,404
Loan payable- Sponsor	1,735,000	1,000,000

Total Current Liabilities	6,498,765	4,126,409
Derivative warrant liabilities	470,000	940,000
Deferred underwriting commission	8,050,000	8,050,000

Total liabilities	15,018,765	13,116,409
COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; 738,146 and 1,577,478 shares at June 30, 2024 and December 31, 2023, respectively – approximately $11.52 and $11.22 per share, respectively	8,501,827	17,700,146
Stockholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 5,500,000 issued and outstanding (excluding 738,146 and 1,577,478 shares subject to possible redemption) at June 30, 2024 and December 31, 2023, respectively	550	550
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 250,000 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	25	25
Additional paid-in capital	—	—
Accumulated deficit	(14,703,870)	(12,864,985)

Total Stockholders’ Deficit	(14,703,295)	(12,864,410)

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$8,817,297	$17,952,145

The accompanying notes are an integral part of these unaudited condensed financial statements
.

AltEnergy Acquisition Corp.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
		(as restated)		(as restated)
EXPENSES
Administrative fee - related party	$45,000	$45,000	$90,000	$90,000
Non-redemption agreement expense	—	180,000	—	180,000
Consulting fees – related party	46,800	46,800	93,600	140,400
Business combination expenses	402,524	—	554,388	—
General and administrative	491,287	495,090	1,450,678	942,798

TOTAL EXPENSES	985,611	766,890	2,188,666	1,353,198

OTHER INCOME (EXPENSE)
Income earned on investments held in Trust Account	139,197	1,333,188	368,666	3,756,798
Income earned on cash and investment accounts	473	1,044	1,859	1,063
Change in fair value of warrant liabilities	705,000	940,000	470,000	1,410,000
Interest expense	(16,990)	(5,003)	(27,795)	(5,003)

TOTAL OTHER INCOME, NET	827,680	2,269,229	812,730	5,162,858

Net income (loss) before income tax provision	(157,931)	1,502,339	(1,375,936)	3,809,660

Income tax provision	(11,256)	(435,354)	(53,131)	(1,032,128)

Net income (loss)	$(169,187)	$1,066,985	$(1,429,067)	$2,777,532

Weighted average number of shares of Class A common stock outstanding, basic and diluted	6,385,721	11,976,716	6,731,599	17,457,907

Basic and diluted net income (loss) per share of Class A common stock	$(0.03)	$0.08	$(0.20)	$0.13

Weighted average number of shares of Class B common stock outstanding, basic and diluted	250,000	1,942,308	250,000	3,835,635

Basic and diluted net income (loss) per share of Class B common stock	$(0.03)	$0.08	$(0.20)	$0.13

The accompanying notes are an integral part of these unaudited condensed financial statements
.

AltEnergy Acquisition Corp.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2024	5,500,000	$550	250,000	$25	$—	$(12,864,985)	$(12,864,410)
Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	—	(212,490)	(212,490)
Net loss	—	—	—	—	—	(1,259,880)	(1,259,880)

Balance, March 31, 2024	5,500,000	$550	250,000	$25	$—	$(14,337,355)	$(14,336,780)
Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	—	(102,198)	(102,198)
Excise tax imposed on common stock redemptions	—	—	—	—	—	(95,130)	(95,130)
Net loss	—	—	—	—	—	(169,187)	(169,187)

Balance, June 30, 2024	5,500,000	$550	250,000	$25	$—	$(14,703,870)	$(14,703,295)

FOR THE SIX MONTHS ENDED JUNE 30, 2023 (AS RESTATED)

	Class A Common Stock		Class B Common Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2023	—	$—	5,750,000	$575	$—	$(9,494,365)	$(9,493,790)
Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	—	(2,240,671)	(2,240,671)
Net income	—	—	—	—	—	1,710,547	1,710,547

Balance, March 31, 2023	—	$—	5,750,000	$575	$—	$(10,024,491)	$(10,023,914)
Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	(180,000)	(823,291)	(1,003,291)
Excise tax imposed on common stock redemptions						(2,224,846)	(2,224,846)
Contribution –Non-redemption agreement	—	—	—	—	180,000	—	180,000
Class B common stock converted to Class A common stock	5,500,000	550	(5,500,000)	(550)	—	—	—
Net income	—	—	—	—	—	1,066,985	1,066,985

Balance, June 30, 2023	5,500,000	$550	250,000	$25	$—	$(12,005,641)	$(12,005,066)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AltEnergy Acquisition Corp.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
		(as restated)
Cash Flows From Operating Activities:
Net income (loss)	(1,429,067)	2,777,532
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(368,666)	(3,756,798)
Gain on change in fair value of derivative liabilities	(470,000)	(1,410,000)
Interest income earned on investment account	(1,823)	(1,020)
Non-redemption agreement expense	—	180,000
Changes in operating assets and liabilities:
Prepaid expenses	3,320	190,551
Income tax receivable	13,086	—
Other deferred expenses	1,092,048	108,919
Consulting fees payable – related party	93,600	140,400
Accrued income taxes payable	—	272,129
Accounts payable and accrued expenses	238,807	12,100

Net Cash Used In Operating Activities	(828,695)	(1,486,187)

Cash Flows From Investing Activities:
Taxes paid from trust	40,055	533,789
Cash withdrawn from Trust Account to redeeming stockholders	9,513,007	222,484,624
Cash withdrawn from Trust Account for taxes payable and dissolution	10,267	855,762
Funds deposited into held to maturity investment account	(9,721)	(775,762)
Funds withdrawn from held to maturity investment account	—	300,864

Net Cash Provided by Investing Activities	9,553,608	223,399,277

Cash Flows From Financing Activities:
Redemption of Class A common stock	(9,513,007)	(222,484,624)
Proceeds from loan payable - Sponsor	735,000	355,000
Proceeds from related party advances	117,771	79,791

Net Cash Used In Financing Activities	(8,660,236)	(222,049,833)

Net change in cash	64,677	(136,743)
Cash at beginning of period	74,974	212,232

Cash at end of period	$139,651	$75,489

Supplemental Cash Flow Information:
Cash paid for income taxes	$40,055	$460,000
Supplemental Schedule of Non-cash Financing Activities:
Remeasurement of Class A common stock subject to possible redemption to redemption amount	$314,688	$3,243,962
Excise tax liability accrued for common stock redemptions	$95,130	$2,224,846
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
As of June 30, 2024, the Company had not commenced any operations. All activity for the period from February 9, 2021 (inception) through June 30, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after completion of the Business Combination at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.
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
On April 16, 2024, the Company held a special meeting of stockholders (the “April 2024 Special Meeting”). As of March 5, 2024, the record date of the April 2024 Special Meeting, there were 7,327,478 issued and outstanding shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”) comprised of 7,077,478 shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A Shares”), and 250,000 shares of the Company’s Class B common stock, par value $0.0001 per share. At the April 2024 Special Meeting, the Company’s stockholders approved the proposal to file an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware (the “Amendment”) to extend the date from May 2, 2024 to November 2, 2024 (the “Extended Date”) and to allow the board of directors of the Company (the “Board”), without another stockholder vote, to elect to further extend the date to consummate an initial business combination after the Extended Date up to six times, by an additional month each time, upon two days’ advance notice prior to the applicable deadline, up to May 2, 2025 (the “Additional Extension Date” and together with the Extended Date the “Extension” and such proposal, the “Extension Proposal”); by which the Company must (1) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “initial business combination”) or (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and redeem all of the Class A Shares included as part of the units sold in the Company’s initial public offering. On April 17, 2024, to effectuate the Extension, the Company filed the Amendment with the Secretary of State of the State of Delaware.

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
Stockholders holding 839,332 Class A Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account (“Trust Account”) in connection with the Extension. As a result, $9,513,007. (approximately $11.33 per share) was removed from the Trust Account to pay such holders.
As of June 30, 2024 there was $8,417,407 (or approximately $11.40 per share) held in the Trust Account. Cash of $139,651 was held outside of the Trust Account on June 30, 2024 and was available for working capital purposes. As of June 30, 2024, there was $99,620 held in the restricted investment account which together with interest earned thereon and after payment of associated taxes and account fees up to $100,000 is reserved to pay dissolution costs and expenses in the event the Company fails to complete an initial business combination and is dissolved.
To the extent such funds in the restricted investment account are insufficient (less than $100,000), additional funds will be dispersed from the Trust up to a combined total of $100,000.
Any amount in the restricted investment account in excess of $100,000 will be for the benefit of the Trust. If an initial business combination is consummated all funds then held in the restricted investment account, including
amounts previously reserved to pay dissolution costs and expenses in the event the Company fails to complete an initial business combination will be for the benefit of the Trust. As described in Note 6, the $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination.
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
If the Company has not completed a Business Combination within 36 months from the closing of the Initial Public Offering or such later date if the date is extended (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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
Going Concern, Liquidity and Management’s Plan
As of June 30, 2024 there was $8,417,407 (or approximately $11.40 per share) held in the Trust Account. Cash of $139,651 was held outside of the Trust Account on June 30, 2024 and was available for working capital purposes. As of June 30, 2024, there was $99,620 held in the restricted investment account which together with interest earned thereon and after payment of associated taxes and account fees up to $100,000 is reserved to pay dissolution costs and expenses in the event the Company fails to complete an initial business combination and is dissolved.
To the extent such funds in the restricted investment account are insufficient (less than $100,000), additional funds will be dispersed from the Trust up to a combined total of $100,000.
Any amount in the restricted investment account in excess of $100,000 will be for the benefit of the Trust. If an initial business combination is consummated all funds then held in the restricted investment account, including
amounts previously reserved to pay dissolution costs and expenses in the event the Company fails to complete an initial business combination will be for the benefit of the Trust. As described in Note 6, the $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern
,” management has determined that the Company may lack the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Management has also determined that, in accordance with the Company’s amended and restated articles of incorporation, if the Company is unsuccessful in consummating an initial business combination by November 2, 2024, subject to up to six additional one-month
extensions at the discretion of the Company’s board of directors, up to May 2, 2025 (as extended from May 2, 2024 following the Special Meeting of Stockholders held on April 16, 2024), the Company will cease all operations, redeem the public shares, and thereafter liquidate and dissolve. These conditions raise substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.
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
The Company is required to complete an initial business combination within 36 months (as extended from 30 months following the Special Meeting of Stockholders held on April 16, 2024), or up to 42 months if the date is extended at the discretion of the Company’s board of directors, from the closing of the IPO. If the Company is unable to complete an initial business combination within 36 months, or up to 42 months if the date is extended at the discretion of the Company’s board of directors, from the closing of the IPO, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, and subject to having lawfully available funds therefore, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable), divided by the number of then-outstanding public shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
Proposed Business Combination
On February 21, 2024, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company, Car Tech Merger Sub, LLC, a Delaware limited liability company and wholly- owned subsidiary of the Company (“Merger Sub”), and Car Tech, LLC, an Alabama limited liability company (“Car Tech”). The transactions set forth in the Merger Agreement, including the Merger (defined below), will constitute a “Business Combination” as contemplated by the Company’s Amended and Restated Certificate of Incorporation.
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
Pursuant to
Lock-up
Agreements executed in connection with the Merger
Agreement
, all of the
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
In connection with the proposed business combination, the Company has filed with the SEC a registration statement on Form S-4 (as amended from time to time, the “Registration Statement”). After the Registration Statement is declared effective by the SEC, the proxy statement/prospectus included therein will constitute a proxy statement in connection with a meeting of the Company’s stockholders and a prospectus in connection with the issuance of the Company’s Common Stock to be issued in connection with the Merger.

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
In connection with the foregoing, the Company submitted an application for a transfer from the Nasdaq Global Market to the Nasdaq Capital Market on May 8, 2024 (the “Application”). If the Staff approves the Application, the Staff advised the Company that both the Total Holder Notice and MVPHS Notice shall no longer be applicable to the Company. The Company believes it will be in compliance with the continued listing standards of the Nasdaq Capital Market, including a minimum MVPHS of $1mm and minimum 300 holders (not including any holder who is, either directly or indirectly, an executive officer, director or 10% beneficial owner), prior to any final determination of a delisting action before the Panel.
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
Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of December 31, 2023 filed with the SEC on Form
10-K
on April 16, 2024. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of June 30, 2024 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents of as of June 30, 2024 and December 31, 2023, respectively.
Investments held in the Trust Account and the Investment Account
At June 30, 2024 and December 31, 2023, the Company’s portfolio of investments held in the Trust Account and the Investment Account were invested in mutual funds and government securities, which are reported at fair value, and are treated as trading securities. The Company’s portfolio of investments held in the Trust Account and the Investment Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities are recorded to net income each period. The estimated fair values of the investments held in the Trust Account and the Investment Account are determined using quoted market prices in active markets.
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

Class A common stock subject to possible redemption
The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2024 and December 31, 2023, the shares of Class A common stock subject to possible redemption in the amount of $8,501,827 and $17,700,146, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
At June 30, 2024 and December 31, 2023, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption at December 31, 2021	$234,600,000
Remeasurement adjustment of Class A common stock to redemption value	1,785,597

Class A common stock subject to possible redemption at December 31, 2022	$236,385,597
Remeasurement adjustment of Class A common stock to redemption value	2,240,671

Class A common stock subject to possible redemption at March 31, 2023	238,626,268
Remeasurement adjustment of Class A common stock to redemption value	1,003,291
Fair value of redeemed Class A common stock	(222,484,624)

Class A common stock subject to possible redemption at June 30, 2023	17,144,935
Remeasurement adjustment of Class A common stock to redemption value	299,813

Class A common stock subject to possible redemption at September 30, 2023	$17,444,748
Remeasurement adjustment of Class A common stock to redemption value	255,398

Class A common stock subject to possible redemption at December 31, 2023	$17,700,146
Remeasurement adjustment of Class A common stock to redemption value	212,490

Class A common stock subject to possible redemption at March 31, 2024	$17,912,636
Remeasurement adjustment of Class A common stock to redemption value	102,198
Fair value of redeemed Class A common stock	(9,513,007)

Class A common stock subject to possible redemption at June 30, 2024	$8,501,827

Net income (loss) per share
Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class
method in calculating earnings and losses per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2024 and December 31, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings and losses of the Company. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods presented. The warrants are exercisable to purchase 23,500,000 shares of Class A common stock in the aggregate.
The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2024
	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(162,813)	$(6,374)
Denominator:
Basic and diluted weighted average shares outstanding	6,385,721	250,000
Basic and diluted net loss per share of common stock	$(0.03)	$(0.03)

	For the Three Months Ended June 30, 2023
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$918,094	$148,891
Denominator:
Basic and diluted weighted average shares outstanding	11,976,716	1,942,308
Basic and diluted net income per share of common stock	$0.08	$0.08

	For the Six Months Ended June 30, 2024
	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(1,377,894)	$(51,173)
Denominator:
Basic and diluted weighted average shares outstanding	6,731,599	250,000
Basic and diluted net loss per share of common stock	$(0.20)	$(0.20)

	For the Six Months Ended June 30, 2023
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$2,277,211	$500,321
Denominator:
Basic and diluted weighted average shares outstanding	17,457,907	3,835,635
Basic and diluted net income per share of common stock	$0.13	$0.13
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Our effective tax rate was (7.75)% and 28.98% for the three months ended June 30, 2024 and 2023, respectively and (3.90)% and 27.1% for the six months ended June 30, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2024 and 2023, due to changes in fair value in warrant liability, non-deductible
acquisition costs, and the change in valuation allowance on the deferred tax assets.
New Law and Changes
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. As such, the Company has recorded a 1% excise tax liability in the amount of $2,319,976 and $2,224,846 on the condensed balance sheets as of June 30, 2024 and December 31, 2023, respectively. The liability does not impact the condensed statements of operations and is offset against additional paid-in
capital or accumulated deficit if additional
paid-in
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
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet dates. The Company has determined the Public Warrants and the Private Placement Warrants are derivative instruments. As the Public Warrants and the Private Placement Warrants meet the definition of a derivative, the Public Warrants and the Private Placement Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statements of operations in the period of change
.
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
As of June 30, 2024 and December 31, 2023, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of June 30, 2024 and December 31, 2023 per Public Warrant to estimate the volatility for the Private Placement Warrants.
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
General and Administrative Services
The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor an aggregate of $15,000 per month for office space, utilities and secretarial, and administrative support services. This agreement was amended on January 28, 2023 to provide that, rather than be payable on a monthly basis, the payments due thereunder commencing with the monthly payment payable on or about February 28, 2023, shall accrue and be payable on the consummation of the Business Combination or the Company’s liquidation. During the three months ended June 30, 2024 and 2023, the Company recorded $45,000 in administrative fees. During the six months ended June 30, 2024 and 2023, the Company recorded $90,000 in administrative fees. As of June 30, 2024 and December 31, 2023, there was a balance of $270,000 and $180,000, respectively, due to the affiliate, which amount is included in due to related party on the accompanying condensed balance sheets.

Related Party Loans
Convertible Working Capital Loans
In order to fund working capital deficiencies, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2024 and December 31, 2023, there were no amounts outstanding under the Working Capital Loans.
Loan payable - Sponsor
Per a Commitment Letter, dated July 19, 2022, the Sponsor undertook upon the Company’s written request to make available an aggregate amount of up to $250,000 to provide the Company funds for working capital purposes to ensure that the Company would continue as a going concern for at least 12 months
.
 A second Commitment Letter was dated May 4, 2023 for up to an additional $750,000. A third Commitment Letter was dated December 20, 2023 for up to an additional $800,000. The Sponsor is charging interest at the mid-term
applicable federal rate at the time of funding. During the three and six months ended June 30, 2024, the Sponsor loaned an aggregate of $735,000 to the Company for working capital purposes. As of June 30, 2024 and December 31, 2023, $1,735,000 and $1,000,000 remained outstanding, respectively. As of June 30, 2024 and December 31, 2023, there was accrued interest of $47,175 and $19,404, respectively.
 On July 2, 2024, an additional request was made for funds in the amount of $65,000 for the remaining funds pursuant to the third Commitment Letter dated December 20, 2023; and a fourth Commitment Letter was executed on July 8, 2024 for up to an additional
s/b

$750,000, with a request made for funds in the amount of $185,000 on July 16, 2024.
Consulting Agreement
The Company and its Chief Financial Officer (“CFO”) entered into a consulting agreement pursuant to which the CFO was entitled to receive $15,600 per month for services rendered, commencing February 1, 2021, through the closing of our initial business combination. On April 1, 2022, the agreement with the CFO was amended so that the CFO would be paid $10,400 per month and an additional amount of $5,200 per month beginning April 1, 2022 through the consummation of the initial business combination would become payable upon a successful consummation of a business combination. If a successful business combination does not occur, the Company would not be required to pay this additional contingent amount. The consulting agreement was further amended on January 1, 2023, to provide that commencing on January 1, 2023, 100% of the consulting fee of $15,600 per month shall be accrued by the Company for the CFO’s benefit to be paid upon the closing of a business combination if such closing occurs, and if such business combination does not occur, then the accrued amount shall not be due or paid. For the three months ended June 30, 2024 and June 30, 2023, the Company recorded $46,800 of compensation for services provided. For the six months ended June 30, 2024 and June 30, 2023, the Company recorded $93,600 and $140,400 of compensation for services provided, respectively. As of June 30, 2024 and December 31, 2023, there was $327,600 and $234,000 accrued, respectively.
Limited Payments
The Company has agreed to pay its Chief Financial Officer a
one-time
fee of $150,000, upon the consummation of the initial business combination. The amount will only become payable upon a successful business combination. If a successful business combination does not occur, the Company will not be required to pay this contingent fee. This fee has therefore not been accrued for as of June 30, 2024 and December 31, 2023. There can be no assurances that the Company will complete a business combination.
The Company had agreed to pay its Chief Operating Officer a
one-time
fee of $300,000 upon the consummation of the initial business combination. The Chief Operating Officer resigned effective June 6, 2023. Accordingly, the Company will not be required to pay this contingent fee. The amount would only have become payable upon a successful business combination. If a successful business combination does not occur, the Company would not have been required to pay this contingent fee. This fee has therefore not been accrued for as of June 30, 2024 and December 31, 2023.
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
Warrant Transfer and Option Agreement
Pursuant to the Warrant Transfer and Option Agreement executed in connection with the Merger Agreement (See Note 1), at the effective time of the Merger (a) the Sponsor has agreed to transfer 4,800,000 private placement warrants purchased from the Company pursuant to that certain Private Placement Warrant Subscription Agreement, dated as of October 28, 2021 (the “Private Placement Warrants”) held by the Sponsor to the members of Car Tech, and (b) the Sponsor and B. Riley Principal Investments, LLC (“B. Riley”) have agreed to grant to Car Tech’s principal equity holder an option to purchase the remaining 7,200,000 Private Placement Warrants held by Sponsor and B. Riley for a purchase price of $4.00 per Private Placement Warrant.

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
Consulting Agreement
We have agreed to make payment to our Chief Financial Officer of $15,600 per month for his services prior to the consummation of our initial business combination. On April 1, 2022, the agreement with the Chief Financial Officer was amended so that he would be paid $10,400 per month, and an additional amount of $5,200 per month beginning April 1, 2022 through the consummation of the initial business combination will become payable to the Chief Financial Officer upon a successful consummation of a business combination. This agreement with the Chief Financial Officer was further amended on January 1, 2023, to provide that commencing on January 1, 2023, 100% of the consulting fee of $15,600 per month shall be accrued by the Company for the CFO’s benefit to be paid upon the closing of a business combination. If a successful business combination does not occur, we will not be required to pay any further amounts to our Chief Financial Officer. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Additionally, we have agreed to make one-time
payments of $150,000 to our Chief Financial Officer, subject to the terms of an independent consulting services agreement. For the three months ended June 30, 2024 and June 30, 2023, the Company recorded $46,800 of compensation for services provided. For the six months ended June 30, 2024 and June 30, 2023, the Company recorded $93,600 and $140,400 of compensation for services provided, respectively. As of June 30, 2024 and December 31, 2023, there was $327,600 and $234,000 accrued, respectively.
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
Warrant Transfer and Option Agreement
Pursuant to the Warrant Transfer and Option Agreement executed in connection with the Merger Agreement, the Sponsor has agreed to transfer 4,800,000 private placement warrants to the members of Car Tech and the Sponsor and B. Riley Principal Investments, LLC have agreed to grant to the principal equity holder of Car Tech and option to purchase the remaining 7,200,000 private placement warrants. See Note 5-Warrant Transfer and Option Agreement.
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
- The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class
 A Common Stock
- The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 738,146 shares and 1,577,478 shares, respectively, of the Class A common stock that were classified as temporary equity in the accompanying balance sheets. In addition, there were 5,500,000 shares of Class A Common Stock outstanding on June 30, 2024 and December 31, 2023 that were issued upon the conversion of 5,500,000 shares of Class B common stock into 5,500,000 shares of Class A common stock on April 28, 2023, which are not subject to redemption.
Class
 B Common Stock
- The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 250,000 shares of Class B common stock issued and outstanding.
Only holders of the Class B common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders except as otherwise required by law. In connection with our initial business combination, we may enter into a stockholders agreement or other arrangements with the stockholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of this offering.
The shares of Class B common stock will automatically convert into Class A common stock at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one
basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted
basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of shares of Class A common stock redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination. As of June 30, 2024 there were outstanding 250,000 shares of Class B common stock, all of which are subject to the
Non-Redemption
Agreements discussed in Note 6. Commitment and Contingencies:
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	June 30, 2024	December 31, 2023
Assets:
Investments held to Maturity	1	$99,620	108,610
Investments held in Trust Account	1	$8,417,407	$17,591,536
Liabilities:
Warrant liability - Private Placement Warrants (12,000,000)	3	$240,000	$480,000
Warrant liability - Public Warrants (11,500,000)	1	$230,000	$460,000

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
Upon consummation of the Initial Public Offering, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half
of one Public Warrant) and (ii) the sale of Private Warrants, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to shares of Class A common stock subject to possible redemption (temporary equity) based on their relative fair values at the initial measurement date. The Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the issuance due to the use of unobservable inputs. As of June 30, 2024 and December 31, 2023, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of June 30, 2024 and December 31, 2023 per Public Warrant to estimate the volatility for the Private Placement Warrants. As of June 30, 2024 and December 31, 2023, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs
The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2024:

Fair Value Measurement Using Level 3 Inputs Total
Balance, fair value at March 31, 2024	$600,000
Change in fair value of derivative warrant liabilities	(360,000)

Balance, fair value at June 30, 2024	$240,000

Fair Value Measurement Using Level 3 Inputs Total
Balance, fair value at December 31, 2023	$480,000
Change in fair value of derivative warrant liabilities	(240,000)

Balance, fair value at June 30, 2024	$240,000

As of June 30, 2024 and December 31, 2023, the fair value of the derivative feature of the Warrants was calculated using the following range of weighted average assumptions:

	June 30, 2024	December 31, 2023
Risk-free interest rate	4.33%	3.84%
Expected volatility of underlying shares	2.00%	2.00%
Dividend yield	0.00%	0.00%
Probability of business combination	1.00%	2.75%
The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Total
Fair value at December 31, 2023	$480,000	$460,000	$940,000
Change in fair value	(240,000)	(230,000)	(470,000)

Fair value at June 30, 2024	$240,000	$230,000	$470,000

As of June 30, 2024 and December 31, 2023, the derivative liability was $470,000 and $940,000, respectively. In addition, for the three and six months ended June 30, 2024 the Company recorded $705,000 and $470,000 as a gain on the change in fair value of the derivative warrants on the condensed statements of operations, respectively; and for the three and six months ended June 30, 2023 the Company recorded $940,000 and $1,410,000 as a gain on the change in fair value of the derivative warrants on the condensed statements of operations, respectively.
NOTE 10. SUBSEQUENT EVENTS
The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than the following: On July 2, 2024, an additional request was made for funds in the amount of $65,000 for the remaining funds pursuant to the third Commitment Letter dated December 20, 2023; and a fourth Commitment Letter was executed on July 8, 2024 for up to an additional
s/b

$750,000, with a request made for funds in the amount of $185,000 on July 16, 2024
.

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

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we erate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other purposes and other disadvantages compared to our competitors who have less debt.

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

Extension of Combination Period

April 2024 Special Meeting

On April 16, 2024, the Company held a special meeting of stockholders (the “April 2024 Special Meeting”). As of March 5, 2024, the record date of the April 2024 Special Meeting, there were 7,327,478 issued and outstanding shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”) comprised of 7,077,478 shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A Shares”), and 250,000 shares of the Company’s Class B common stock, par value $0.0001 per share. At the April 2024 Special Meeting, the Company’s stockholders approved the proposal to file an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware (the “Amendment”) to extend the date from May 2, 2024 to November 2, 2024 (the “Extended Date”) and to allow the board of directors of the Company (the “Board”), without another stockholder vote, to elect to further extend the date to consummate an initial business combination after the

Extended Date up to six times, by an additional month each time, upon two days’ advance notice prior to the applicable deadline, up to May 2, 2025 (the “Additional Extension Date” and together with the Extended Date the “Extension” and such proposal, the “Extension Proposal”) by which the Company must (1) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “initial business combination”) or (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and redeem all of the Class A Shares included as part of the units sold in the Company’s initial public offering that was consummated on November 2, 2021. On April 17, 2024, to effectuate the Extension, the Company filed the Amendment with the Secretary of State of the State of Delaware.

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

As a result of the April 2024 Special Meeting, stockholders holding 839,322 Class A Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account (“Trust Account”) in connection with the Extension. As a result, $9,400,518 (approximately $11.20 per share) was removed from the Trust Account on or about April 23, 2024 to pay such holders. As of April 30, 2024 there was $8,344,699 (or approximately $11.30 per share of Class A common stock that is subject to redemption) held in the Trust Account.

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

For the three months ended June 30, 2024 and 2023, we had a net loss of $169,187 and net income of $1,066,985, respectively. Our net loss for the three months ended June 30, 2024 consisted of interest income earned on the funds held in Trust in the amount of $139,197, a gain of $705,000 on the change in fair value of the derivative warrant liabilities associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants, interest income earned on the operating account of $473 offset by operating expenses that total $985,611, interest expense of $16,990 and income tax expense of $11,256. Our net income for the three months ended June 30, 2023 consisted of interest income earned on the funds held in Trust in the amount of $1,333,188, a gain of $940,000 on the change in fair value of the derivative warrant liabilities associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants, interest income earned on the operating account of $1,044 offset by operating expenses that total $766,890, interest expense of $5,003 and income tax expense of $435,354.

For the six months ended June 30, 2024 and 2023, we had a net loss of $1,429,067 and net income of $2,777,532, respectively. Our net loss for the six months ended June 30, 2024 consisted of interest income earned on the funds held in Trust in the amount of $368,666, a gain of $470,000 on the change in fair value of the derivative warrant liabilities associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants interest income earned on the operating account of $1,859 offset by operating expenses that total $2,188,666, interest expense of $27,795 and income tax expense of $53,131. Our net income for the six months ended June 30, 2023 consisted of interest income earned on the funds held in Trust in the amount of $3,756,798, a gain of $1,410,000 on the change in fair value of the derivative warrant liabilities associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants interest income earned on the operating account of $1,063 offset by operating expenses that total $1,353,198, interest expense of $5,003 and income tax expense of $1,032,128.

Going Concern Considerations, Liquidity and Capital Resources

As of June 30, 2024 there was $8,417,407 (or approximately $11.40 per share) held in the Trust Account. Cash of $139,651 was held outside of the Trust Account on June 30, 2024 and was available for working capital purposes. As of June 30, 2024, there was $99,620 held in the restricted investment account which together with interest earned thereon and after payment of associated taxes and account fees up to $100,000 is reserved to pay dissolution costs and expenses in the event the Company fails to complete an initial business combination and is dissolved. To the extent such funds in the restricted investment account are insufficient (less than $100,000), additional funds will be dispersed from the Trust up to a combined total of $100,000. Any amount in the restricted investment account in excess of $100,000 will be for the benefit of the Trust. If an initial business combination is consummated all funds then held in the restricted investment account, including amounts previously reserved to pay dissolution costs and expenses in the event the Company fails to complete an initial business combination will be for the benefit of the Trust. As described in Note 6, the $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination.

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

As of June 30, 2024, we had cash of $239,271 held outside the Trust Account, of which $99,620 is held in a restricted account and reserved to pay taxes and dissolution costs and expenses in the event the Company fails to complete in initial business combination and is dissolved. We intend to use all of such funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The balance will be used to pay accrued taxes.

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

Loan Payable - Sponsor

Per a Commitment Letter, dated July 19, 2022, the Sponsor undertook upon the Company’s written request to make available an aggregate amount of up to $250,000 to provide the Company funds for working capital purposes to ensure that the Company would continue as a going concern for at least 12 months A second Commitment Letter was dated May 4, 2023 for up to an additional $750,000. A third Commitment Letter was dated December 20, 2023 for up to an additional $800,000. The Sponsor is charging interest at the mid-term applicable federal rate at the time of funding. During three and six months ended June 30, 2024, the Sponsor loaned an aggregate of $735,000 to the Company for working capital purposes. As of June 30, 2024 and December 31, 2023, $1,735,000 and $1,000,000 remained outstanding, respectively. As of June 30, 2024 and December 31, 2023, there was accrued interest of $47,175 and $19,404, respectively. On July 2, 2024, an additional request was made for funds in the amount of $65,000 for the remaining funds pursuant to the Third Commitment Letter dated December 20, 2023; and a fourth Commitment Letter was executed on July 8, 2024 for up to an additional s/b $750,000, with a request made for funds in the amount of $185,000 on July 16, 2024.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common stock subject to possible redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2024 and December 31, 2023, the shares of Class A common stock subject to possible redemption in the amount of $8,501,827 and $17,700,146 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively. The shares of Class A common stock that were issued upon conversion of shares of Class B common stock are not subject to redemption and accordingly are presented in the stockholders’ deficit section of the Company’s balance sheets.

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

As of June 30, 2024 and December 31, 2023, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of June 30, 2024 and December 31, 2023, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of June 30, 2024 and December 31, 2023, per Public Warrant, respectively, to estimate the volatility for the Private Placement Warrants. As of June 30, 2024 and December 31, 2023, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

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

Net income (loss) per share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings (losses) per share. Earnings and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods presented. The warrants are exercisable to purchase 23,500,000 shares of Class A common stock in the aggregate.

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

As of June 30, 2024, we were not subject to any market or interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this quarterly report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial and accounting officer (our “Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded certain disclosure controls and procedures were not effective as of December 31, 2022 due to that material weaknesses that existed related our accounting for complex financial instruments and our accounting and reporting for the completeness and accuracy of warrant liabilities and the corresponding change in the fair value of the warrant liability, that led to the restatement of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Management additionally identified, as it relates to the material weakness discussed above relating to the accounting for complex financial instruments, a failure to properly record the capital contributions and related costs associated with non-redemption agreements entered into with certain stockholders of the Company in connection with the special meeting of stockholders of the Company held on April 28, 2023 that led to the restatement of the Company’s Quarterly Report on Form 10-Q for the quarterly periods ended June 30, 2023 and September 30, 2023. In addition, management identified a material weakness in relation to the accounting of contractual liabilities which led to errors in our financial statements in the accounting of consulting fees pursuant to a consulting agreement with our chief financial officer that led to the restatement of the Company’s Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2023, June 30, 2023, and September 30, 2023. In addition to the remediation steps discussed below, the Company has added additional steps to its internal financial review process in order to provide reasonable assurance that a reoccurrence of a material misstatement of any item in our financial statements will not occur. As of June 30, 2024, the previously identified material weaknesses have not been remediated.

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

August 13, 2024

ALTENERGY ACQUISITION CORP.

By:	/s/ Russell Stidolph
Name:	Russell Stidolph
Title:	Chief Executive Officer (principal executive officer)

By:	/s/ Jonathan Darnell
Name:	Jonathan Darnell
Title:	Chief Financial Officer (principal financial officer)