Form 10-K
period 2024-12-31
AltEnergy Acquisition Corp
filed 2025-03-28
CIK 1852016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-40984

ALTENERGY ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-2157013
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

600 Lexington Avenue 9th Floor New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)
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
of the Exchange Act). Yes ☒ No ☐
The aggregate market value of the Registrant’s Common Stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed by reference to the closing price of the common stock reported on The Nasdaq Global Market on June 28, 2024, the last business day of the Registrant’s most recently completed second quarter, was $8,377,957.
As of March
2
5, 2025, 6,238,146 shares of Class A common stock, par value $0.0001, and 250,000 shares of Class B common stock, $0.0001 par value, were issued and outstanding.
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

We paid a total of $4,600,000 in underwriting discounts and commissions and $635,000 for other costs and expenses related to the initial public offering. B. Riley received a portion of the underwriting discounts and commissions related to the initial public offering. The total net proceeds from our initial public offering and the sale of the private placement warrants was approximately $236,765,000, of which $234,600,000 (or $10.20 per unit sold in the initial public offering) was placed in a U.S.-based trust account (the “trust account”) at Morgan Stanley, maintained by Continental Stock Transfer & Trust Company, acting as trustee.

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

The foregoing description of the Non-Redemption Agreements do not purport to be complete and is qualified in its entirety by reference to the form of Non-Redemption Agreement filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 27, 2023 and incorporated herein by reference.

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

Additional Extensions

Pursuant to the amendment to AltEnergy’s Amended and Restated Certificate of Incorporation referred to above, the Board (i) on October 30, 2024, approved an extension of the date by which AltEnergy is required to complete an initial business combination from November 2, 2024 to December 2, 2024; (ii) on November 25, 2024, approved an extension of the date by which AltEnergy is required to complete an initial business combination from December 2, 2024 to January 2, 2025; (iii) on December 20, 2024, approved an extension of the date by which AltEnergy is required to complete an initial business combination from January 2, 2025 to February 2, 2025; (iv) on January 28, 2025, approved an extension of the date by which AltEnergy is required to complete an initial business combination from February 2, 2025 to March 2, 2025; (v) on February 25, 2025, approved an extension of the date by which AltEnergy is required to complete an initial business combination from March 2, 2025 to April 2, 2025; and (vi) on March 26, 2025, approved an extension of the date by which AltEnergy is required to complete an initial business combination from April 2, 2025 to May 2, 2025.

The Company has scheduled a meeting for April 23, 2025, for the purpose of amending the Amended and Restated Certificate of Incorporation to further extend the date by which the Company is required to complete an initial business combination from May 2, 2025 to May 1, 2026.

Sponsor Warrant Forfeiture

On December 31, 2024, Sponsor forfeited 4,000,000 of the 11,600,000 private placement warrants purchased in connection with the Company’s IPO for no consideration.

Amended and Restated Merger Agreement

As previously disclosed, on February 21, 2024, we entered into an Agreement and Plan of Merger (the “Original Merger Agreement”), by and among AltEnergy, Car Tech Merger Sub, LLC, a Delaware limited liability company (“Merger Sub I”), and Car Tech, LLC, an Alabama limited liability company (“Car Tech”).

On February 14, 2025, we entered into an Amended and Restated Merger Agreement (the “Merger Agreement”) by and among AltEnergy, Merger Sub I, Car Tech Merger Sub II, LLC, a Delaware limited liability company (“Merger Sub II” and, together with Merger Sub I, “Merger Subs”), and Car Tech, which amended and restated the Original Merger Agreement in its entirety.

The Mergers

Upon the terms and subject to the conditions set forth in the Merger Agreement and in accordance with the Delaware Limited Liability Company Act (Car Tech having been converted to a Delaware limited liability company), (a) Merger Sub I will merge with and into Car Tech, with Car Tech surviving as a wholly-owned subsidiary of AltEnergy (the “First Merger”), and (b) immediately following the effective time of the First Merger, Car Tech will merge with and into Merger Sub II, with Merger Sub II surviving as a wholly-owned subsidiary of AltEnergy (the “Second Merger” and, together with the First Merger, the “Mergers”). Upon the consummation of the Mergers, subject to approval by AltEnergy’s stockholders and other customary closing conditions, the combined company (“New Car Tech”) will be renamed and is expected to list on The Nasdaq Capital Market.

Consideration

Subject to the terms and conditions set forth in the Merger Agreement, in consideration of the Merger, membership interests in Car Tech (the “Car Tech Units”) will be converted into the right to receive for each Car Tech Unit owned (I) a number of shares of AltEnergy’s common stock (the “Parent Common Stock”) obtained by dividing (i) a fraction equal to (a) the quotient of (x) the Closing Share Consideration divided by (y) ten dollars ($10.00), by (ii) the number of Car Tech Units that are issued and outstanding immediately prior to the effective time of the First Merger and (II) a number of warrants to purchase Common Stock equal to the quotient of (A) six million (6,000,000) divided by (B) the number of Car Tech Units that are issued and outstanding immediately prior to the effective time of the First Merger (the “Merger Consideration Warrants”).

“Closing Share Consideration” means (1) $80,000,000, plus (2) an additional $40,000,000 (the “Earn Out Consideration”).

Pursuant to the Lock-up Agreements described below, all of the shares of Parent Common Stock to be issued to holders of Car Tech Units (other than 500,000 shares issued pursuant to clause (I) of the definition of Closing Share Consideration) will be subject to time based restrictions on transfer, and the 4,000,000 shares of Parent Common Stock to be issued to holders of Car Tech Units based on the Earn Out Consideration will be subject to additional transfer restrictions, release and forfeiture terms.

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

Conditions to Consummation of the Transactions

Consummation of the transactions contemplated by the Merger Agreement is subject to conditions of the respective parties that are customary for a transaction of this type, including, among others: (a) obtaining approval of the Mergers by the holders of a majority in voting power of the Parent Common Stock; (b) obtaining approval of the Mergers by the holders of a majority of the Car Tech Units; (c) there being no laws or injunctions by governmental authorities or other legal restraint prohibiting consummation of the transactions contemplated under the Merger Agreement; (d) if required, the required filings under the HSR Act having been completed and the waiting period applicable to the Merger under the HSR Act having expired or terminated; (e) the Parent Common Stock being listed on Nasdaq; (f) the Form S-4 having become effective and no stop order suspending the effectiveness of the Form S-4 having been issued by the SEC; (g) the accuracy of the representations and warranties, measured by a material adverse effect standard, and the performance of the covenants and agreements, of AltEnergy and Car Tech, respectively, subject to customary materiality qualifications; (h) the delivery of customary closing certificates by officers of AltEnergy and Car Tech, as well as satisfaction of the condition that Shinyoung Co., Ltd. shall have provided a customary notice filing concerning the Merger with the Bank of Korea, as required by applicable law, and shall have received confirmation from the Bank of Korea that such notice filing has been accepted; and (i) AltEnergy shall have received a Transaction Financing in an amount and on terms reasonably acceptable to AltEnergy and Car Tech.

A “Transaction Financing” means a financing transaction with one or more investors that will commit to make secured loans or provide other financing to AltEnergy, which debt or financing will be guaranteed by Shinyoung Co., Ltd., unless such requirement is waived by AltEnergy.

Additional conditions to Car Tech’s obligations to consummate the Mergers pursuant to the Merger Agreement, subject to written waiver by Car Tech include, among others, that in accordance with the Non-Redemption Agreements, (i) the Sponsor shall have surrendered and forfeited to AltEnergy for no consideration 250,000 shares of Class B Common Stock (after which there shall be no shares of Class B Common Stock outstanding), and (ii) AltEnergy shall have issued to the appropriate unaffiliated third parties 250,000 shares of Class A Common Stock. The obligations of AltEnergy to consummate the Merger pursuant to the Merger Agreement are also subject to additional conditions, which may be waived in writing by AltEnergy, including, among others, that (a) no material adverse effect has occurred with respect to Car Tech and (b) the transactions contemplated by the Contribution and Exchange Agreement have been consummated.

Termination

The Merger Agreement may be terminated under certain customary and limited circumstances prior to the closing of the Merger, including: (a) by mutual written consent of AltEnergy and Car Tech; (b) by either party if the closing has not occurred prior to May 2, 2025; (c) there is a final non-appealable order issued by a governmental authority preventing or making illegal the consummation of the transactions contemplated by the Merger Agreement; (d) by Car Tech if AltEnergy fails to obtain the requisite stockholder approvals; (e) by AltEnergy if Car Tech fails to obtain the requisite member approvals; and (f) by either party if, subject to certain exceptions, any of the representations and warranties of the other party are not true and correct or if the other party fails to perform any of its respective covenants or agreements set forth in the Merger Agreement such that certain conditions to the obligations of such party cannot be satisfied and the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements, as applicable, are not cured or cannot be cured within certain specified time periods.

If the Merger Agreement is validly terminated, none of the parties will have any liability or any further obligation under the Merger Agreement with certain limited exceptions, including liability arising out of fraud or willful material breach of the Merger Agreement.

Governance

Pursuant to the Merger Agreement, following the Merger AltEnergy’s board will consist of seven members, with Car Tech appointing five directors, including Ho Gap Kang, Jonghoon Ha and three independent directors (as defined under applicable Nasdaq rules), one of whom will be Dohyung Kim, and the sponsor of AltEnergy (the “Sponsor”) appointing two directors, including Russell Stidolph and one independent director (as defined under applicable Nasdaq rules). Unless otherwise agreed by Car Tech and the Sponsor prior to the effective time of the Frist Merger, Car Tech, AltEnergy, Merger Sub I and Merger Sub II shall take all such actions as may be necessary or appropriate to establish staggered three year terms for service on AltEnergy’s board, with (i) Ho Gap Kang and Russell Stidolph holding initial three-year terms, (ii) Jonghoon Ha and Dohyung Kim holding initial two-year terms, and (iii) Peter Hasenkamp, Robert Mancini and John Craig holding initial one-year terms.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, a copy of which is filed as Exhibit 2.2 to this Annual Report and is incorporated by this reference.

Certain Related Agreements

Contribution and Exchange Agreement

Contemporaneously with the execution of the Merger Agreement, Shinyoung Co., Ltd, a corporation organized in the Republic of Korea (“Shinyoung”) and AltEnergy entered into a contribution and exchange agreement (the “Contribution and Exchange Agreement”) pursuant to which prior to the effective time of the Merger, Shinyoung will contribute to the capital of Car Tech all indebtedness owed by Car Tech to Shinyoung in exchange for Car Tech Units with a fair market value equal to the aggregate amount Car Tech is obligated to pay pursuant to such indebtedness. Shinyoung is a 78.32% holder of the Car Tech Units and is a holder of a significant portion of the Company’s outstanding indebtedness. Pursuant to the Contribution and Exchange Agreement Shinyoung also has agreed to issue the Shinyoung Guaranty.

The foregoing description of the Contribution and Exchange Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Contribution and Exchange Agreement, a copy of which is filed as Exhibit 10.13 to this Form 10-K and incorporated by reference herein.

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

The foregoing description of the Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the form of Support Agreement, a copy of which is filed as Exhibit 10.14 to this Form 10-K and incorporated by reference herein

Lock-up Agreements

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

In addition to the foregoing, 500,000 of the Restricted Shares subject to only time-based restrictions on trading and the Earnout Shares, in each case owned by our Sponsor are restricted from trading until the Shinyoung Guaranty is terminated.

The foregoing description of the form of Lock-up Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the form of Lock-up Agreement filed as Exhibit 10.15 to this Form 10-K and is incorporated by reference herein.

Additional Information and Where to Find It

In connection with the proposed business combination, AltEnergy filed with the SEC a registration statement on Form S-4, which includes a preliminary proxy statement to be sent to AltEnergy stockholders and a preliminary prospectus relating to the registration of AltEnergy Common Stock (as amended from time to time, the “S-4 Registration Statement”).. AltEnergy urges investors, stockholders and other interested persons to read, when available, the S-4 Registration Statement as well as other documents filed with the SEC because these documents will contain important information about AltEnergy, Car Tech and the Proposed Business Combination. If and when the S-4 Registration Statement is declared effective by the SEC, the definitive proxy statement/prospectus and other relevant documents will be mailed to stockholders of AltEnergy as of a record date to be established for voting on the Proposed Business Combination. Stockholders and other interested persons will also be able to obtain a copy of the proxy statement, without charge, by directing a request to: AltEnergy Acquisition Corp., 600 Lexington Avenue, 9th Floor, New York, NY 10022. The preliminary and definitive proxy statement/prospectus, once available, can also be obtained, without charge, at the SEC’s website (www.sec.gov). The information contained on, or that may be accessed through, the websites referenced in this Annual Report is not incorporated by reference into, and is not a part of, this Annual Report.

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

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into prior to and in connection with our initial business combination), shares issued to the owners of the target, debt issued to bank or other lenders preferred equity issued to investors or a combination of the foregoing.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

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

Item 1A. Risk Factors.

In addition to the factors discussed elsewhere in this Report, the following risks and uncertainties could materially and adversely affect the Company’s business, financial condition, results of operations, and cash flows. Additional risks and uncertainties not presently known to the Company also may impair the Company’s business operations and financial condition. Under our amended and restated certificate of incorporation, we may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation or on our initial business combination or that would entitle holders thereof to receive funds from the trust account. Our initial stockholders will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and have the discretion to vote in any manner they choose. Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination on or prior to May 2, 2025 (unless such date is further extended by an amendment to the Company’s Certificate of Incorporation), or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. Our Sponsor, officers and directors have entered into a letter agreement with us pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Summary of Risk Factors

This risk factor summary highlights a number of risk factors that we believe are the most important risks associated with our business at this time. It does not contain a summary of all of the risks associated with our business or all of the information that may be important to you. The following summary should be read together with the more detailed discussion of risks and uncertainties set forth following this summary.

•	We may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

•

A public stockholder’s only opportunity to affect an investment decision regarding a potential business combination will be limited to the exercise of such stockholder’s right to redeem shares for cash.

•	We will only be able to complete one business combination which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities.

•

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

•	An active trading market for our common stock may not continue to develop or be sustained.

•	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share.

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

Our sponsor, officers and directors have agreed to vote in favor of our initial business combination, regardless of how our public stockholders vote.

Pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, as well as any public shares purchased during or after the initial public offering (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares and private shares, we would not need any of the 738,146 remaining shares that were sold in the initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved.

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

We will only be able to complete one business combination which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

We will only be able to effectuate our initial business combination with only one target business. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification will subject us to numerous economic, competitive, and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. While we previously amended our amended and restated certificate of incorporation on April 16, 2024 we cannot assure you that we will not seek to further amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending provisions in our amended and restated certificate of incorporation that relate to our pre-initial business combination activity will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 50% of the then outstanding public warrants and, solely with respect to any amendment to the terms of the private warrants or any provision of the warrant agreement with respect to the private warrants, 50% of the number of the then outstanding private warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination on or prior to May 2, 2025 (unless such date is further extended by an amendment to the Company’s Certificate of Incorporation) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity. Our Sponsor, which beneficially owns approximately 78% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and will have the discretion to vote in any manner it chooses. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100%

of our public shares if we do not complete our initial business combination on or prior to May 2, 2025 (unless such date is further extended by an amendment to the Company’s Certificate of Incorporation) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay taxes, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

Our sponsor currently owns an aggregate of 5,500,000 shares of Class A common stock and 250,000 shares of Class B common stock. In addition, if our sponsor made working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. The issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the initial business combination.

Our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Common Stock.

We issued 11,500,000 warrants as part of the units offered by the initial public offering and, simultaneously with the closing of the initial public offering, we issued in a private placement, 12,000,000 private placement warrants of which 8,000,000 remain outstanding following the forfeiture of 4,000,000 private placement warrants by our Sponsor on December 31, 2024 for no consideration. We account for both the warrants underlying the units offered by the initial public offering and the private placement warrants as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public warrants and the private placement warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

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

Even if the post-transaction company in which our public stockholders own shares representing 50% or more of the voting securities of the target business, our stockholders prior to the initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

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

We have until May 2, 2025, unless such date is further extended by an amendment to the Company’s Certificate of Incorporation, to consummate an initial business combination. Although we intend to complete a business combination prior to such deadline, it is uncertain that we will be able consummate an initial business combination by either date. If an initial business combination is not consummated by the required dates, there will be a mandatory liquidation and subsequent dissolution. In connection with our assessment of going concern considerations in accordance with the authoritative guidance in ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation, and subsequent dissolution, should we be unable to complete a business combination, raises substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

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

As disclosed under “Item 9A. Controls and Procedures” of this Annual Report, (i) during the course of preparing our audited financial statements for our Annual Report on Form 10-K for the year ended December 31, 2022, our principal executive officer and principal financial officer concluded that certain disclosure controls and procedures were not effective as of December 31, 2022, due to a material weakness that existed related to our accounting for complex financial instruments and our accounting and reporting for the completeness and accuracy of warrant liabilities and the corresponding change in the fair value of the warrant liability; (ii) during the course of preparing our audited financial statements for this Annual Report, our principal executive officer and principal financial and accounting officer identified as it relates to the material weakness relating to accounting for complex financial instruments, a failure to properly record in the Company’s financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2023, and September 30, 2023, the capital contributions and related costs associated with non-redemption agreements entered into with certain stockholders of the Company in connection with the special meeting of stockholders of the Company held on April 28, 2023; and (iii) during the course of preparing our audited financial statements for this Annual Report, our principal executive officer and principal financial officer identified a material weakness in relation to the accounting of contractual liabilities which led to errors in the accounting of consulting fees pursuant to a consulting agreement with our chief financial officer in our financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023, June 30, 2023, and September 30, 2023. Our principal executive officer and principal financial officer concluded that certain disclosure controls and procedures were not effective as of December 31, 2024.

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

On March 25, 2021, our sponsor purchased an aggregate of 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. An affiliate of B. Riley purchased from our sponsor an aggregate 400,000 founder shares. The founder shares were purchased at a price of $4.00 per founder share, or an aggregate purchase price of $1,600,000, which was payable at the time of the closing of the initial public offering. The founder shares will be delivered by the sponsor to the underwriters upon consummation of our initial business combination and immediately following the expiration of the transfer restrictions applicable to the founder shares. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor and an affiliate of our underwriter purchased 12,000,000 private placement warrants at a price of $1.00 per private placement warrant. Among the private placement warrants, 11,600,000 were purchased by our sponsor at a price of $1.00 per warrant, and 400,000 warrants were purchased by an affiliate of our underwriter at a price of $1.00 per warrant. On December 31, 2024, our sponsor forfeited 4,000,000 private placement warrants to the Company for no consideration. The private placement warrants will also be worthless if we do not complete an initial business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director, and we may pay our sponsor, officers, directors and any of their respective affiliates fees and expenses in connection with identifying, investigating and completing an initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

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

Our amended and restated certificate of incorporation provides that we must complete our initial business combination on or prior to May 2, 2025 (unless such date is further extended by an amendment to the Company’s Certificate of Incorporation). We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

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

Our public stockholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination on or prior to May 2, 2025 (unless such date is further extended by an amendment to the Company’s Certificate of Incorporation) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we do not complete an initial business combination on or prior to May 2, 2025 (unless such date is further extended by an amendment to the Company’s Certificate of Incorporation), subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If we have not completed an initial business combination within on or prior to May 2, 2025 (unless such date is further extended by an amendment to the Company’s Certificate of Incorporation), our public stockholders may be forced to wait beyond such date before redemption from our trust account.

If we have not completed an initial business combination on or prior to May 2, 2025 (unless such date is further extended by an amendment to the Company’s Certificate of Incorporation), the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of the interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public stockholders from the trust account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond such date before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we complete our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we do not complete our initial business combination.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination on or prior to May 2, 2025 (unless such date is further extended by an amendment to the Company’s Certificate of Incorporation) may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 30th month from the closing of the initial public offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination on or prior to May 2, 2025 (unless such date is further extended by an amendment to the Company’s Certificate of Incorporation) is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity).. However, our amended and restated certificate of incorporation provides, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination on or prior to May 2, 2025 (unless such date is further extended by an amendment to the Company’s Certificate of Incorporation) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination on or prior to May 2, 2025 (unless such date is further extended by an amendment to the Company’s Certificate of Incorporation) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination on or prior to May 2, 2025 (unless such date is further extended by an amendment to the Company’s Certificate of Incorporation), our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless.

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
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. As such, the Company has recorded a 1% excise tax liability in the amount of $2,224,846 and $2,319,976.31 on the balance sheet as of December 31, 2023 and 2024, respectively. The liability does not impact the condensed statements of operations and is offset against additional paid-in
capital or accumulated deficit if additional
paid-in
capital is not available.
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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our shares of common stock, units and warrants are traded on the OTC Pink Market under the ticker symbols “AEAE”, “AEAEU” and “AEAEW”, respectively.
Holders
As of March 15, 2025, there was 1 holder of record of our units, 2 holders of record of our Class A common stock and 3 holders of record of our warrants.
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

As discussed under Item 1 of this Form 10-K, we expect to issue additional shares in connection with the proposed initial business combination to the owners of the target or other investors, with the following consequences:

•	significant dilution of the equity interest of holders of our common stock;

•	Potential subordination of the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

•

a change in control, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and will likely result in the resignation or removal of one or more of our present officers and directors;

•	potential delay or prevention of a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

•	potentially adversely affecting prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

•	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

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

In the short term, we are incurring costs in the pursuit of our initial business combination plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Extension of Combination Period

April 2023 Special Meeting

On April 28, 2023, the Company held a special meeting of stockholders (the “April 2023 Special Meeting”). As of April 10, 2023, the record date of the April 2023 Special Meeting, there were 28,750,000 issued and outstanding shares of common stock, par value $0.0001 per share (the “Common Stock”) comprised of 23,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A Shares”), and 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share. At the April 2023 Special Meeting, the Company’s stockholders approved the proposal to file an amendment to AltEnergy’s Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware (the “Amendment”) to extend the date from May 2, 2023, to May 2, 2024 (the “Extension,” and such proposal, the “Extension Proposal”) by which the Company must (1) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “initial business combination”) or (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and redeem all of the Class A Shares included as part of the units sold in the Company’s IPO that was consummated on November 2, 2021. On April 28, 2023, to effectuate the Extension, the Company filed the Amendment with the Secretary of State of the State of Delaware. Stockholders holding 21,422,522 Class A Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account (“Trust Account”) in connection with the Extension. As a result, $222,484,624 (approximately $10.38 per share) was removed from the Trust Account on or about May 15, 2023 to pay such holders, and an additional $855,761 was removed from the Trust Account on or about May 9, 2023. As of December 31, 2023 there was $17,591,536 (or approximately $11.15 per share of Class A common stock that is subject to redemption) held in the Trust Account.

On April 28, 2023, following the April 2023 Special Meeting, 5,500,000 shares of Class B Common Stock were converted into Class A Shares, which Class A Shares are not subject to redemption.

April 2024 Special Meeting

On April 16, 2024, the Company held a special meeting of stockholders (the “April 2024 Special Meeting”). As of March 5, 2024, the record date of the April 2024 Special Meeting, there were 7,327,478 issued and outstanding shares of Common Stock comprised of 7,077,478 shares of the Company’s Class A Shares, and 250,000 shares of the Company’s Class B common stock, par value $0.0001 per share. At the April 2024 Special Meeting, AltEnergy’s stockholders approved the proposal to file an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware (the “Amendment”) to extend the date from May 2, 2024, to November 2, 2024 (the “Extended Date”) and to allow the board of directors of the Company (the “Board”), without another stockholder vote, to elect to further extend the date to consummate an initial business combination after the Extended Date up to six times, by an additional month each time, upon two days’ advance notice prior to the applicable deadline, up to May 2, 2025 (the “Additional Extension Date” and together with the Extended Date the “Extension” and such proposal, the “Extension Proposal”); by which the Company must (1) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “initial business combination”) or (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and redeem all of the Class A Shares included as part of the units sold in the Company’s IPO that was consummated on November 2, 2021. On April 17, 2024, to effectuate the Extension, the Company filed the Amendment with the Secretary of State of the State of Delaware.

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

As a result of the April 2024 Special Meeting, stockholders holding 839,332 Class A Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account (“Trust Account”) in connection with the Extension. As a result, $9,513,007 (approximately $11.20 per share) was removed from the Trust Account on or about April 23, 2024 to pay such holders. As of April 30, 2024 there was $8,344,700 (or approximately $11.30 per share of Class A common stock that is subject to redemption) held in the Trust Account.

Additional Extensions

Pursuant to the amendment to the Company’s Amended and Restated Certificate of Incorporation referred to above, the Board (i) on October 30, 2024, approved an extension of the date by which the Company is required to complete an initial business combination from November 2, 2024 to December 2, 2024; (ii) on November 25, 2024, approved an extension of the date by which the Company is required to complete an initial business combination from December 2, 2024 to January 2, 2025; (iii) on December 20, 2024, approved an extension of the date by which the Company is required to complete an initial business combination from January 2, 2025 to February 2, 2025; January 28, 2025, approved an extension of the date by which AltEnergy is required to complete an initial business combination from February 2, 2025 to March 2, 2025; (v) on February 25, 2025, approved an extension of the date by which AltEnergy is required to complete an initial business combination from March 2, 2025 to April 2, 2025; (vi) on March 26, 2025 approved an extension of the date by which AltEnergy is required to complete an initial business combination from April 2, 2025 to May 2, 2025.

The Company has scheduled a meeting for April 23, 2025 for the purpose of amending the Amended and Restated Certificate of Incorporation to further extend the date by which the Company is required to complete an initial business combination from May 2, 2025 to May 1, 2026.

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

Our net loss for the year ended December 31, 2024 consisted of interest income earned on the funds held in Trust in the amount of $576,286, interest earned on the operating and investment accounts of $4,285 and a gain of $858,100 on the change in fair value of the derivative warrant liabilities associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants offset by operating expenses that total $3,942,881, interest expense of $102,355 and income tax expense of $91,276.

Our net loss for the year ended December 31, 2023 consisted of interest income earned on the funds held in Trust in the amount of $4,216,411, interest earned on the operating and investment accounts of $11,337 and a gain of $1,410,000 on the change in fair value of the derivative warrant liabilities associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants offset by operating expenses that total $2,283,526, interest expense of $19,404 and income tax expense of $861,417.

Going Concern Considerations, Liquidity and Capital Resources

As of December 31, 2024 there was $8,544,857 (or approximately $11.58 per share) held in the Trust Account. Cash of $18,458 was held outside of the Trust Account on December 31, 2024 and was available for working capital purposes. As of December 31, 2024, there was $101,511 held in the restricted investment account which together with interest earned thereon and after payment of associated taxes and account fees up to $100,000 is reserved to pay dissolution costs and expenses in the event the Company fails to complete an initial business combination and is dissolved. To the extent such funds in the restricted investment account are insufficient (less than $100,000), additional funds will be dispersed from the Trust up to a combined total of $100,000. Any amount in the restricted investment account in excess of $100,000 will be for the benefit of the Trust. If an initial business combination is consummated all funds then held in the restricted investment account, including amounts previously reserved to pay dissolution costs and expenses in the event the Company fails to complete an initial business combination will be for the benefit of the Trust. As described in Note 6 to the financial statements, the $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination.

We intend to use all of such funds held outside the Trust Account other than the $100,000 reserved to pay dissolution costs and expenses primarily to perform business, legal and financial due diligence in connection with our business combination agreement as described in Item 1 of this Form 10-K, and structure, negotiate and complete the business combination.

For the year ending December 31, 2024, cash used in operating activities was $1,765,142, consisting primarily of net loss of $2,697,841, including interest income on the funds held in the Trust of $576,286, interest income earned on the operating and investment accounts of $4,285 and a gain on the change in the fair value of the warrant liabilities of $858,100 offset by changes in operating assets and liabilities providing $2,371,370 of cash from operating activities.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company may lack the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Management has also determined that , in accordance with the Company’s amended and restated articles of incorporation, unless the Company completes a business combination on or prior to May 2, 2025 or the Company’s articles of incorporation are further amended to extend such date beyond May 2, 2025, the Company will cease all operations, redeem the public shares and thereafter liquidate and dissolve. These conditions raise substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.

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

Convertible Working Capital Loan

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into private placement units at a price of $1.00 per warrant at the option of the lender. There is no outstanding balance as of December 31, 2024 and 2023.

Loan Payable — Sponsor

Additionally, per a Commitment Letter, dated July 19, 2022, the Sponsor undertook upon the Company’s written request to make available an aggregate amount of up to $250,000 to provide the Company funds for working capital purposes to ensure that the Company would continue as a going concern for at least 12 months. A second Commitment Letter was dated May 4, 2023 for up to an additional $750,000. A third Commitment Letter was dated December 20, 2023 for up to an additional $800,000. The Sponsor is charging interest at the mid-term applicable federal rate at the time of funding. During the year ended December 31, 2024, the Sponsor loaned an aggregate of $1,335,000 to the Company for working capital purposes. As of December 31, 2024 and 2023, $2,335,000 and $1,000,000 remained outstanding, respectively. As of December 31, 2024 and 2023, there was accrued interest of $91,688 and $19,404, respectively.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common stock subject to possible redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2024 and December 31, 2023, the shares of Class A common stock subject to possible redemption in the amount of $8,646,368 and $17,700,146 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively. The shares of Class A common stock that were issued upon conversion of shares of Class B common stock are not subject to redemption and accordingly are presented in the stockholders’ deficit section of the Company’s balance sheets.

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

As of December 31, 2024 and 2023, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of December 31, 2024 and 2023, the

Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of December 31, 2024 and 2023 per Public Warrant to estimate the volatility for the Private Placement Warrants. As of December 31, 2024 and 2023, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

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

Net income (loss) per share

Net income (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the period presented. As of December 31, 2024, the warrants are exercisable to purchase 19,500,000 shares of Class A common stock in the aggregate.

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

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
AltEnergy Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of AltEnergy Acquisition Corp. (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before May 2, 2024, which date had been extended by amendments to the Company’s articles of incorporation which currently provide that the Company must complete such a transaction on or prior to May 2, 2025 (unless such date is further extended by an amendment to the Company’s Certificate of Incorporation). The Company entered into a definitive merger agreement with a business combination target on February 21, 2024, which was amended and restated on February 14, 2025; however, the completion of this transaction is also subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to May 2, 2025 (unless such date is further extended by an amendment to the Company’s Certificate of Incorporation). The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after May 2, 2025 (unless such date is further extended by an amendment to the Company’s Certificate of Incorporation). These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.
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
New York, NY
March 28, 2025

F-
2

AltEnergy Acquisition Corp.
BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash	$18,458	$79,974
Prepaid expenses – Short-Term	62,894	153,498
Income tax receivable	17,296	23,527
Other investments held for trading	101,511	108,610

Total Current Assets	200,159	360,609
Investments held in the Trust Account	8,544,857	17,591,536

Total Assets	$8,745,016	$17,952,145

LIABILITIES, COMMON STOCK POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$473,369	$127,368
Accrued Tax Payable – Franchise Tax	—	—
Accrued Tax Payable – Excise Tax	2,319,976	2,224,846
Other accrued expenses – deferred	2,082,125	340,791
Due to related party	872,888	433,404
Loan payable – Sponsor	2,335,000	1,000,000

Total Current Liabilities	8,083,358	4,126,409
Derivative warrant liabilities	81,900	940,000
Deferred underwriting commission	8,050,000	8,050,000

Total liabilities	16,215,258	13,116,409
COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; 738,146 and 1,577,478 shares at December 31, 2024 and 2023, respectively – approximately $11.71 and $11.22 per share, respectively	8,646,368	17,700,146
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 5,500,000 issued and outstanding (excluding 738,146 and 1,577,478 shares subject to possible redemption) at December 31, 2024 and 2023, respectively	550	550
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 250,000 shares issued and outstanding at December 31, 2024 and 2023, respectively	25	25
Additional paid-in capital	—	—
Accumulated deficit	(16,117,185)	(12,864,985)

Total Stockholders’ Deficit	(16,116,610)	(12,864,410)

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$8,745,016	$17,952,145

The accompanying notes are an integral part of these financial statements.

F-
3

AltEnergy Acquisition Corp.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023
EXPENSES
Administrative fee - related party	$180,000	$180,000
Non-redemption agreement expense	—	180,000
Consulting fees – related party	187,200	234,000
Business combination expenses	1,669,253	—
General and administrative	1,906,428	1,689,526

TOTAL EXPENSES	3,942,881	2,283,526

OTHER INCOME (EXPENSE)
Income earned on investments held in Trust Account	576,286	4,216,411
Income earned on cash and investment accounts	4,285	11,337
Change in fair value of warrant liabilities	858,100	1,410,000
Interest expense	(102,355)	(19,404)

TOTAL OTHER INCOME, NET	1,336,316	5,618,344

Net income (loss) before income tax provision	(2,606,565)	3,334,818

Income tax provision	(91,276)	(861,417)

Net income (loss)	$(2,697,841)	$2,473,401

Weighted average number of shares of Class A common stock outstanding, basic and diluted	6,483,524	12,225,033

Basic and diluted net income (loss) per share of Class A common stock	$(0.40)	$0.17

Weighted average number of shares of Class B common stock outstanding, basic and diluted	250,000	2,028,082

Basic and diluted net income (loss) per share of Class B common stock	$(0.40)	$0.17

The accompanying notes are an integral part of these financial statements.

F-4

AltEnergy Acquisition Corp.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, January 1, 2024	5,500,000	$550	250,000	$25	$—	$(12,864,985)	$(12,864,410)
Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	—	(459,229)	(459,229)
Excise tax imposed on common stock redemptions	—	—	—	—	—	(95,130)	(95,130)
Net loss	—	—	—	—	—	(2,697,841)	(2,697,841)

Balance, December 31, 2024	5,500,000	$550	250,000	$25	$—	$(16,117,185)	$(16,116,610)

FOR THE YEAR ENDED DECEMBER 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	—	$—	5,750,000	$575	$—	$(9,494,365)	$(9,493,790)
Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	(180,000)	(3,619,175)	(3,799,175)
Excise tax imposed on common stock redemptions	—	—	—	—	—	(2,224,846)	(2,224,846)
Contribution - Non-redemption agreement	—	—	—	—	180,000	—	180,000
Class B common stock converted to Class A common stock	5,500,000	550	(5,500,000)	(550)	—	—	—
Net income	—	—	—	—	—	2,473,401	2,473,401

Balance, December 31, 2023	5,500,000	$550	250,000	$25	$—	$(12,864,985)	$(12,864,410)

The accompanying notes are an integral part of these financial statements.

F-
5

AltEnergy Acquisition Corp.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Cash Flows From Operating Activities:
Net income (loss)	(2,697,841)	2,473,401
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(576,286)	(4,216,411)
Gain on change in fair value of derivative liabilities	(858,100)	(1,410,000)
Interest income earned on investment account	(4,285)	(11,337)
Non-redemption agreement expense	—	180,000
Changes in operating assets and liabilities:
Prepaid expenses	90,604	225,766
Income tax receivable	6,231	(23,527)
Other deferred expenses	1,741,334	327,976
Consulting fees payable - related party	187,200	234,000
Accrued income taxes payable	—	(295,065)
Accounts payable and accrued expenses	346,001	(47,769)

Net Cash Used In Operating Activities	(1,765,142)	(2,562,966)

Cash Flows From Investing Activities:
Taxes paid from trust	120,225	658,027
Cash withdrawn from Trust Account to redeeming stockholders	9,513,007	222,484,624
Cash withdrawn from Trust Account for taxes payable and dissolution expenses	10,267	855,762
Funds deposited into held to maturity investment account	(9,150)	(775,762)
Funds withdrawn from held to maturity investment account	—	678,489

Net Cash Provided by Investing Activities	9,634,349	223,901,140

Cash Flows From Financing Activities:
Redemption of Class A common stock	(9,513,007)	(222,484,624)
Proceeds from loan payable - Sponsor	1,335,000	825,000
Proceeds from related party advances	252,284	184,192

Net Cash Used In Financing Activities	(7,925,723)	(221,475,432)

Net change in cash	(56,516)	(137,258)
Cash at beginning of period	74,974	212,232

Cash at end of period	$18,458	$74,974

Supplemental Schedule of Cash Flow Information:
Cash paid for income taxes	$85,055	$1,180,000
Supplemental Schedule of Non-cash Financing Activities:
Remeasurement of Class A common stock subject to possible redemption to redemption amount	$459,229	$3,799,175
Excise tax liability accrued for common stock redemptions	$95,130	$2,224,846
The accompanying notes are an integral part of these financial statements.

F-
6

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
As of December 31, 2024, the Company had not commenced any operations. All activity for the period from February 9, 2021 (inception) through December 31, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after completion of the Business Combination at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.
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

F-
7

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
Stockholders holding 839,332 Class A Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account (“Trust Account”) in connection with the Extension. As a result, $9,513,007 (approximately $11.33 per share) was removed from the Trust Account to pay such holders.
Pursuant to the amendment to AltEnergy’s Amended and Restated Certificate of Incorporation referred to above, the Board (i) on October 30, 2024, approved an extension of the date by which AltEnergy is required to complete an initial business combination from November 2, 2024 to December 2, 2024; (ii) on November 25, 2024, approved an extension of the date by which AltEnergy is required to complete an initial business combination from December 2, 2024 to January 2, 2025; (iii) on December 20, 2024, approved an extension of the date by which AltEnergy is required to complete an initial business combination from January 2, 2025 to February 2, 2025; (iv) January 28, 2025, approved an extension of the date by which AltEnergy is required to complete an initial business combination from February 2, 2025 to March 2, 2025; (v) on February 25, 2025, approved an extension of the date by which AltEnergy is required to complete an initial business combination from March 2, 2025 to April 2, 2025; and (vi) on March 26, 2025, approved an extension of the date by which AltEnergy is required to complete and initial business combination from April 2, 2025 to May 2, 2025.
The Company has scheduled a meeting for April 23, 2025 for the purpose of amending the Amended and Restated Certificate of Incorporation to further extend the date by which the Company is required to complete an initial business combination from May 2, 2025 to May 1, 2026.

F-
8

As of December 31, 2024 there was $$8,544,857 (or approximately $11.58 per share) held in the Trust Account. Cash of $18,458 was held outside of the Trust Account on December 31, 2024 and was available for working capital purposes. As of December 31, 2024, there was $101,511 held in the restricted investment account of which $100,000 is reserved to pay dissolution costs and expenses in the event the Company fails to complete in initial business combination and is dissolved. To the extent such funds in the restricted investment account are insufficient (less than $100,000), additional funds will be dispersed from the Trust up to a combined total of $100,000. Any amount in the restricted investment account in excess of $100,000 will be for the benefit of the Trust. If an initial business combination is consummated all funds then held in the restricted investment account, including amounts previously reserved to pay dissolution costs and expenses in the event the Company fails to complete an initial business combination will be for the benefit of the Trust. As described in Note 6, the $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination.
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

F-
9

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
If the Company has not completed a Business Combination on or prior to May 2, 2025 or such later date if the date is further extended (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes
 (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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

F-
10

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
Going Concern, Liquidity and Management’s Plan
As of December 31, 2024 there was $8,544,857 (or approximately $11.58 per share) held in the Trust Account. Cash of $18,458 was held outside of the Trust Account on December 31, 2024 and was available for working capital purposes. As of December 31, 2024, there was $101,511 held in the restricted investment account which together with interest earned thereon and after payment of associated taxes and account fees up to $100,000 is reserved to pay dissolution costs and expenses in the event the Company fails to complete an initial business combination and is dissolved. To the extent such funds in the restricted investment account are insufficient (less than $100,000), additional funds will be dispersed from the Trust up to a combined total of $100,000. Any amount in the restricted investment account in excess of $100,000 will be for the benefit of the Trust. If an initial business combination is consummated all funds then held in the restricted investment account, including amounts previously reserved to pay dissolution costs and expenses in the event the Company fails to complete an initial business combination will be for the benefit of the Trust. As described in Note 6, the $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination.
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“
Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern
,” management has determined that the Company may lack the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Management has also determined that, in accordance with the Company’s amended and restated articles of incorporation, if the Company is unsuccessful in consummating an initial business combination by May 2, 2025 (unless such date is further extended by an amendment to the Company’s articles of incorporation), the Company will cease all operations, redeem the public shares, and thereafter liquidate and dissolve. These conditions raise substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.
The Company intends to use substantially all of the funds held in the Trust Account after payments on account of any redemptions, including any amounts representing interest earned on the Trust Account, excluding the deferred underwriting commissions, to complete an initial business combination. To the extent that capital stock or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business. If an initial business combination agreement requires the Company to use a portion of the cash in the Trust Account to pay the purchase price or requires the Company to have a minimum amount of cash at closing (including any cash available from the Trust Account), the Company will need to arrange for third-party financing.
The Company is required to complete an initial business combination on or prior to May 2, 2025 (unless such date is further extended by an amendment to the Company’s Certificate of Incorporation). If the Company is unable to complete an initial business combination on or prior to such date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, and subject to having lawfully available funds therefore, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable), divided by the number of then-outstanding public shares, which

F-
11

redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
Nasdaq Delisting
On October 9, 2023, the Company received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires the Company to maintain at least 400 total holders for continued listing on the Nasdaq Global Market. The Notice was only a notification of deficiency, not of imminent delisting, and had no current effect on the listing or trading of the Company’s securities on the Nasdaq Global Market.
The Company disclosed its receipt of the Notice pursuant to a Form
8-K
filed on October 13, 2023, as required by NASDAQ rules. On November 20, 2023, the Company submitted a plan to regain compliance within the required timeframe.
On May 7, 2024, the Company received a written notice (the “MVPHS Notice”) from the Nasdaq Listing Qualifications Department (the “Staff”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5450(b)(2)(C), which requires the Company to maintain a Market Value of Publicly Held Shares (“MVPHS”) of no less than $15 million for continued listing on the Nasdaq Global Market. The Notice was only a notification of deficiency, not of imminent delisting, and had no current effect on the listing or trading of the Company’s securities on the Nasdaq Global Market.
In accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company had 180 calendar days, or until November 3, 2024, to regain compliance. The MVPHS Letter noted that to regain compliance, the Company’s MVPHS must close at or above $15 million for a minimum of ten
consecutive business days during the compliance period. The MVPHS Letter further noted that if the Company is unable to satisfy the MVPHS requirement prior to such date, the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that the Company then satisfied the requirements for continued listing on that market).
The Company disclosed its receipt of the MVPHS Notice pursuant to a Form
8-K
filed on May 13, 2024, as required by Nasdaq rules.
In connection with the foregoing, the Company transferred from the Nasdaq Global Market to the Nasdaq Capital Market.
On October 29, 2024, the Company received a written notice from Nasdaq that the Company’s securities would be delisted from The Nasdaq Stock Market by reason of the failure of the Company to complete its initial business combination by October 28, 2024 (36 months from the effectiveness of the Company’s IPO registration statement) as required by
IM-5101-2.
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

F-
12

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2024 and 2023, respectively.
Investments held in the Trust Account and the Investment Account
At December 31, 2024 and 2023, the Company’s portfolio of investments held in the Trust Account and the Investment Account were invested in mutual funds and government securities, which are reported at fair value, and

F-
13

are treated as trading securities. The Company’s portfolio of investments held in the Trust Account and the Investment Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities are recorded to net income each period. The estimated fair values of the investments held in the Trust Account and the Investment Account are determined using quoted market prices in active markets.
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
”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2024 and 2023, the shares of Class A common stock subject to possible redemption in the amount of $8,646,368 and $17,700,146, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
At December 31, 2024 and 2023, the Class A common stock reflected in the balance sheets is reconciled in the following table:

F-
14

Class A common stock subject to possible redemption at December 31, 2021	$234,600,000
Remeasurement adjustment of Class A common stock to redemption value	1,785,597

Class A common stock subject to possible redemption at December 31, 2022	$236,385,597
Remeasurement adjustment of Class A common stock to redemption value	2,240,671

Class A common stock subject to possible redemption at March 31, 2023	$238,626,268
Remeasurement adjustment of Class A common stock to redemption value	1,003,291
Redemption of Class A common stock	(222,484,624)

Class A common stock subject to possible redemption at June 30, 2023	$17,144,935
Remeasurement adjustment of Class A common stock to redemption value	299,813

Class A common stock subject to possible redemption at September 30, 2023	$17,444,748
Remeasurement adjustment of Class A common stock to redemption value	255,398

Class A common stock subject to possible redemption at December 31, 2023	$17,700,146
Remeasurement adjustment of Class A common stock to redemption value	212,490
Class A common stock subject to possible redemption at March 31, 2024	$17,912,636
Remeasurement adjustment of Class A common stock to redemption value	102,198
Redemption of Class A common stock	(9,513,007)
Class A common stock subject to possible redemption at June 30, 2024	$8,501,827
Remeasurement adjustment of Class A common stock to redemption value	92,073
Class A common stock subject to possible redemption at September 30, 2024	$8,593,900
Remeasurement adjustment of Class A common stock to redemption value	52,468
Class A common stock subject to possible redemption at December 31, 2024	$8,646,368

Net income (loss) per share
Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class
method in calculating earnings and losses per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings and losses of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented. The warrants are exercisable to purchase 19,500,000 shares of Class A common stock in the aggregate.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

F-
1
5

	For the Year Ended December 31, 2024
	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(2,597,676)	$(100,165)
Denominator:
Basic and diluted weighted average shares outstanding	6,483,524	250,000
Basic and diluted net loss per share of common stock	$(0.40)	$(0.40)

	For the Year Ended December 31, 2023
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$2,121,460	$351,941
Denominator:
Basic and diluted weighted average shares outstanding	12,225,033	2,028,082
Basic and diluted net income per share of common stock	$0.17	$0.17
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

F-
1
6

Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. As such, the Company has recorded a 1% excise tax liability in the amount of $2,319,976 and $2,224,846 on the balance sheets as of December 31, 2024 and 2023, respectively. The liability does not impact the statements of operations and is offset against additional paid-in capital
or accumulated deficit if additional
paid-in
capital is not available. As of December 31, 2024, the Company has accrued $52,294 for interest and penalties of unpaid taxes which is included in accounts payable and accrued expenses on the accompanying balance sheet.
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
As of December 31, 2024 and 2023, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of December 31, 2024 and 2023 per Public Warrant to estimate the volatility for the Private Placement Warrants.

F-
17

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

Segment Reporting
The Company complies with ASU 2023-07, “
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07)
”
,
which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. The Company adopted ASU 2023-07 on January 1, 2024. The amendments will be applied retrospectively to all prior periods presented in the financial statements (see Note 11).
Recent Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU
2023-09,
“
Improvements to Income Tax Disclosures
” (“ASU
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

F-
18

The Private Placement Warrants (including the shares of Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain exceptions.
On December 31, 2024, Sponsor forfeited 4,000,000 of the 11,600,000 private placement warrants it purchased in connection with the Company’s IPO for no consideration.
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
General and Administrative Services
The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor an aggregate of $15,000 per month for office space, utilities and secretarial, and administrative support services. This agreement was amended on January 28, 2023 to provide that, rather than be payable on a monthly basis, the payments due thereunder commencing with the monthly payment payable on or about February 28, 2023, shall accrue and be payable on the consummation of the Business Combination or the Company’s liquidation. During the year ended December 31, 2024 and 2023, the Company recorded $180,000 in administrative fees. As of December 31, 2024 and 202
3
, there was a balance of $360,000 and $180,000, respectively, due to the affiliate, which amount is included in due to related party on the accompanying balance sheets.

F-
19

Related Party Loans
Convertible Working Capital Loans
In order to fund working capital deficiencies, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2024 and 2023, there were no amounts outstanding under the Working Capital Loans.
Loan payable — Sponsor
Per a Commitment Letter, dated July 19, 2022, the Sponsor undertook upon the Company’s written request to make available an aggregate amount of up to $250,000 to provide the Company funds for working capital purposes to ensure that the Company would continue as a going concern for at least 12 months A second Commitment Letter was dated May 4, 2023 for up to an additional $750,000. A third Commitment Letter was dated December 20, 2023 for up to an additional $800,000. A fourth Commitment Letter was dated March 04, 2025 for up to an additional $475,000. The Sponsor is charging interest at the mid-term
applicable federal rate at the time of funding. During the year ended December 31, 2023, the Sponsor loaned an aggregate of $825,000 to the Company for working capital purposes. As of December 31, 2024 and 2023, $2,335,000 and $1,000,000 remained outstanding, respectively. As of December 31, 2024 and 2023, there was accrued interest of $91,688 and $19,404, respectively.
Consulting Agreement
The Company and its Chief Financial Officer (“CFO”) entered into a consulting agreement pursuant to which the CFO was entitled to receive $15,600 per month for services rendered, commencing February 1, 2021, through the closing of our initial business combination. On April 1, 2022, the agreement with the CFO was amended so that the CFO would be paid $10,400 per month and an additional amount of $5,200 per month beginning April 1, 2022 through the consummation of the initial business combination would become payable upon a successful consummation of a business combination. If a successful business combination does not occur, the Company would not be required to pay this additional contingent amount. The consulting agreement was further amended on January 1, 2023, to provide that commencing on January 1, 2023, 100% of the consulting fee of $15,600 per month shall be accrued by the Company for the CFO’s benefit to be paid upon the closing of a business combination if such closing occurs, and if such business combination does not occur, then the accrued amount shall not be due or paid. For the year ended December 31, 2024 and 2023, the Company recorded $187,200 and $234,000 of compensation for services provided. As of December 31, 2024 and 2023, there was $421,000 and $234,000 accrued, respectively.
Limited Payments
The Company has agreed to pay its Chief Financial Officer a
one-time
fee of $150,000, upon the consummation of the initial business combination. The amount will only become payable upon a successful business combination. If a successful business combination does not occur, the Company will not be required to pay this contingent fee. This fee has therefore not been accrued for as of December 31, 2024 and 2023. There can be no assurances that the Company will complete a business combination.
The Company had agreed to pay its Chief Operating Officer a
one-time
fee of $300,000 upon the consummation of the initial business combination. The Chief Operating Officer resigned effective June 6, 2023. Accordingly, the Company will not be required to pay this contingent fee. The amount would only have become payable upon a successful business combination. If a successful business combination does not occur, the Company would not have been required to pay this contingent fee. This fee has therefore not been accrued for as of December 31, 2024 and 2023.

F-
20

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
Warrant Forfeiture
On December 31, 2024, Sponsor forfeited 4,000,000 of the 11,600,000 private placement warrants it purchased in connection with the Company’s IPO for no consideration.
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
Consulting Agreement
We have agreed to make payment to our Chief Financial Officer of $15,600 per month for his services prior to the consummation of our initial business combination. On April 1, 2022, the agreement with the Chief Financial Officer was amended so that he would be paid $10,400 per month, and an additional amount of $5,200 per month beginning April 1, 2022 through the consummation of the initial business combination will become payable to the Chief Financial Officer upon a successful consummation of a business combination. This agreement with the Chief Financial Officer was further amended on January 1, 2023, to provide that commencing on January 1, 2023, 100% of the consulting fee of $15,600 per month shall be accrued by the Company for the CFO’s benefit to be paid upon the closing of a business combination. If a successful business combination does not occur, we will not be required to pay any further amounts to our Chief Financial Officer. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Additionally, we have agreed to make one-time
payments of $150,000 to our Chief Financial Officer, subject to the terms of an independent consulting services

F-
21

agreements. For the year ended December 31, 2024 and 2023, the Company recorded $187,200 and $234,000 of compensation for services provided. As of December 31, 2024 and 2023, there was $421,200 and $234,000 accrued, respectively.
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
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024 and 2023, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2024 and 2023, there were shares 738,146 and 1,577,478 shares of the Class A common stock that were classified as temporary equity in the accompanying balance sheets. In addition, there were 5,500,000 shares of Class A Common Stock outstanding on December 31, 2024 and 2023 that were issued upon the conversion of 5,500,000 shares of Class B common stock into 5,500,000 shares of Class A common stock on April 28, 2023, which are not subject to redemption.
Class
 B Common Stock
— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2024 and 2023, there were 250,000 shares and 250,000 shares of Class B common stock issued and outstanding, respectively.

F-
22

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

F-
23

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

F-
24

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
The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2024 and 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	December 31, 2024	December 31, 2023
Assets:
Investments Held for Trading	1	$101,511	$108,610
Investments held in Trust Account	1	$8,544,857	$17,591,536
Liabilities:
Warrant liability – Private Placement Warrants	3	$33,600	$480,000
Warrant liability – Public Warrants	1	$48,300	$460,000
The Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within liabilities on the balance sheets. The warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.
Upon consummation of the Initial Public Offering, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half
of one Public Warrant) and (ii) the sale of Private Warrants, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to shares of Class A common stock subject to possible redemption (temporary equity) based on their relative fair values at the initial measurement date. The Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the issuance due to the use of unobservable inputs. As of December 31, 2024 and December 31, 2023, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of December 31, 2024 and 2023 per Public Warrant to estimate the volatility for the Private Placement Warrants. As of December 31, 2024 and 2023, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs. The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2024 and 2023:

F-
25

Fair Value Measurement Using Level 3 Inputs Total
Balance, fair value at December 31, 2022	$1,200,000
Change in fair value of derivative warrant liabilities	(720,000)

Balance, fair value at December 31, 2023	$480,000

Fair Value Measurement Using Level 3 Inputs Total
Balance, fair value at December 31, 2023	$480,000
Change in fair value of derivative warrant liabilities	(429,600)
Forfeiture of 4,000,000 Private Placement Warrants	(16,800)

Balance, fair value at December 31, 2024	$33,600

As of December 31, 2024 and 2023, the fair value of the derivative feature of the Warrants was calculated using the following range of weighted average assumptions:

	December 31, 2024	December 31, 2023
Risk-free interest rate	4.38%	3.84%
Expected volatility of underlying shares	2.00%	2.00%
Dividend yield	0.00%	0.00%
Probability of business combination	0.30%	2.75%
The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

F-
26

	Private Placement Warrants	Public Warrants	Total
Fair value at December 31, 2022	$1,200,000	$1,150,000	$2,350,000
Change in fair value	(720,000)	(690,000)	(1,410,000)

Fair value at December 31, 2023	$480,000	$460,000	$940,000
Forfieture of 4,000,000 Private Placement Warrants	(16,800)	—	(16,800)
Change in fair value	(429,600)	(411,700)	(841,300)

Fair value at December 31, 2024	$33,600	$48,300	$81,900

As of December 31, 2024 and 2023, the derivative liability was $81,900 and $940,000, respectively. In addition, for the year ended December 31, 2024 and 2023, the Company recorded a gain of $858,100 and $1,410,000 on the change in fair value of the derivative warrants on the statements of operations, respectively.
NOTE 10. INCOME TAXES
The Company’s net deferred tax assets are as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Startup/organizational costs	$1,220,968	$760,924

Total deferred tax assets	1,220,968	760,924

Valuation Allowance	(1,220,968)	(760,924)

Deferred tax asset, net of allowance	$—	$—

Below is breakdown of the income tax provision.

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Federal
Current	$91,218	$861,364
Deferred	(460,044)	(386,973)
State and local
Current	58	53
Deferred	—	—
Change in valuation allowance	460,044	386,973

Income tax provision	$91,276	$861,417

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences

F-
27

representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2024 and 2023, the change in the valuation allowance was $460,044 and $386,973, respectively.
A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
U.S. federal statutory rate	21.0%	21.0%
Change in fair value of warrants	6.91%	(8.88)%
Non-deductible transaction costs	(13.45)%	—%
Other	(0.32)%	2.11%
Valuation allowance	(17.65)%	11.60%

Income tax provision	(3.50)%	25.83%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to certain permanent differences including changes in the fair value of warrants, nondeductible expenses, and the change in the valuation allowances on deferred tax assets.
The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The Company considers New York to be a significant state tax jurisdiction. As of December 31, 2024 and 2023, the Company had no U.S. federal net operating loss carryovers available to offset future taxable income.
We applied the applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that it has taken or expects to take on a tax return. As of December 31, 2024, and 2023, we had no material uncertain tax positions. We do not expect that our unrecognized tax benefits will significantly increase or decrease within twelve months.
NOTE 11. SEGMENT INFORMATION
ASC Topic 280, “
Segment Reporting
,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.
The Company is a blank check company formed for the purpose of effecting a Business Combination. As of December 31, 2024, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the changes in the fair value of warrant liability.
The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment. The CODM does not review assets in evaluating the results of the Company, and therefore, such information is not presented.
The significant segment expenses provided to the CODM are consistent with those reported on the statements of operations and include general and administrative, interest expense and income taxes.
NOTE 12. SUBSEQUENT EVENTS
The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events other than the below that would have required adjustment or disclosure in the financial statements.
As previously disclosed, on February 21, 2024, we entered into an Agreement and Plan of Merger (the “Original Merger Agreement”), by and among AltEnergy, Car Tech Merger Sub, LLC, a Delaware limited liability company (“Merger Sub I”), and Car Tech, LLC, an Alabama limited liability company (“Car Tech”).
On February 14, 2025, we entered into an Amended and Restated Merger Agreement (the “Merger Agreement”) by and among AltEnergy, Merger Sub I, Car Tech Merger Sub II, LLC, a Delaware limited liability company (“Merger Sub II” and, together with Merger Sub I, “Merger Subs”), and Car Tech, which amended and restated the Original Merger Agreement in its entirety.

F-
28

Upon the terms and subject to the conditions set forth in the Merger Agreement and in accordance with the Delaware Limited Liability Company Act (Car Tech having been converted to a Delaware limited liability company), (a) Merger Sub I will merge with and into Car Tech, with Car Tech surviving as a wholly-owned subsidiary of AltEnergy (the “First Merger”), and (b) immediately following the effective time of the First Merger, Car Tech will merger with and into Merger Sub II, with Merger Sub II surviving as a wholly-owned subsidiary of AltEnergy (the “Second Merger” and, together with the First Merger, the “Mergers”). Upon the consummation of the Mergers, subject to approval by AltEnergy’s stockholders and other customary closing conditions, the combined company (“New Car Tech”) will be renamed and is expected to list on The Nasdaq Capital Market.
Subject to the terms and conditions set forth in the Merger Agreement, in consideration of the Merger, membership interests in Car Tech (the “Car Tech Units”) will be converted into the right to receive for each Car Tech Unit owned (I) a number of shares of AltEnergy’s common stock (the “Parent Common Stock”) obtained by dividing (i) a fraction equal to (a) the quotient of (x) the Closing Share Consideration divided by (y) ten dollars ($10.00), by (ii) the number of Car Tech Units that are issued and outstanding immediately prior to the effective time of the First Merger and (II) a number of warrants to purchase Common Stock equal to the quotient of (A) six million (6,000,000) divided by (B) the number of Car Tech Units that are issued and outstanding immediately prior to the Effective Time (the “Merger Consideration Warrants”).
“Closing Share Consideration” means (1) $80,000,000, plus (2) an additional $40,000,000 (the “Earn Out Consideration”).
Pursuant to the
Lock-up
Agreements described below, all of the shares of Parent Common Stock to be issued to holders of Car Tech Units (other than 500,000 shares issued pursuant to clause (I) of the definition of Closing Share Consideration) will be subject to time based restrictions on transfer, and the 4,000,000 shares of Parent Common Stock to be issued to holders of Car Tech Units based on the Earn Out Consideration will be subject to additional transfer restrictions, release and forfeiture terms. Other Agreements executed in connection with the Merger Agreement include a Contribution and Exchange Agreement executed by Car Tech’s principal equity holder and the Company, a Support Agreement executed by the Company and Car Tech and the Company’s Sponsor and certain members of Car Tech, and a Merger Warrant Agreement executed by the Company’s Sponsor and an affiliate of the underwriter in the Company’s Initial Public Offering.
In connection with the proposed business combination, the Company filed with the SEC a registration statement on Form
S-4,
and Amendment No. 1 to the registration statement which includes a proxy statement to be sent to the Company’s stockholders and a prospectus for the registration of the Company’s Common Stock to be issued in connection with the Merger (as amended from time to time, the “Registration Statement”). A full description of the terms of the proposed business combination is provided in the Registration Statement, subject to amendment prior to the registration statement becoming effective.
Per a Commitment Letter, dated July 19, 2022, the Sponsor undertook upon the Company’s written request to make available an aggregate amount of up to $250,000 to provide the Company funds for working capital purposes to ensure that the Company would continue as a going concern for at least 12 months A second Commitment Letter was dated May 4, 2023 for up to an additional $750,000. A third Commitment Letter was dated December 20, 2023 for up to an additional $800,000. A fourth Commitment Letter was dated March 04, 2025 for up to an additional $475,000.
Extensions
Pursuant to the amendment to AltEnergy’s Amended and Restated Certificate of Incorporation, the Board on January 28, 2025, approved an extension of the date by which AltEnergy is required to complete an initial business combination from February 2, 2025 to March 2, 2025; on February 25, 2025, approved an extension of the date by which AltEnergy is required to complete an initial business combination from March 2, 2025 to April 2, 2025; and on March 26, 2025, approved an extension of the date by which AltEnergy is required to complete and initial business combination from April 2, 2025 to May 2, 2025.
The Company has scheduled a meeting for April 23, 2025 for the purpose of amending the Amended and Restated Certificate of Incorporation to further extend the date by which the Company is required to complete an initial business combination from May 2, 2025 to May 1, 2026.

F-
29

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
for the quarterly periods ended March 31, 2023, June 30, 2023, and September 30, 2023. In addition to the remediation steps discussed below, the Company has added additional steps to its internal financial review process in order to provide reasonable assurance that a reoccurrence of a material misstatement of any item in our financial statements will not occur. Our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the previously identified material weaknesses have not been remediated and that no additional material weaknesses were identified.

F-
30

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
Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations

F-
31

of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2024, due to the material weaknesses noted above.
Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

II-
1

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
Our officers and directors are as follows:

Name	Age	Position
Russell Stidolph	49	Chief Executive Officer and Chairman
Jonathan Darnell	65	Chief Financial Officer
William Campbell	77	Director
Kimberly Heimert	55	Director
Michael Salvator	53	Director
Daniel Shribman	41	Director
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
Jonathan Darnell
has served as our Chief Financial Officer since our inception. Mr. Darnell is a Managing Director of AltEnergy, LLC since 2016 and has over 30 years of experience with the U.S. alternative energy sector spanning the public policy and commercial arenas. Prior to joining AltEnergy, Mr. Darnell founded and ran Patolan Partners, an alternative energy-oriented placement agent that has sourced capital commitments exceeding $450MM, including utility scale solar and wind developments and institutional equity for Eos Energy Storage. Mr. Darnell serves as Trustee and Member of the Investment and Audit Committees of Green Century Capital Management, the nation’s first pure environmentally screened and fossil-free family of mutual funds. He is also a Managing Director at Lime Rock New Energy Management LP. Previously, Mr. Darnell was Vice President at Morgan Stanley & Co., where he advised clients with total capital exceeding $5 billion. Prior to Morgan Stanley, Mr. Darnell served in senior management with The Public Interest Network and as chief executive of Telefund, Inc., serving the nation’s major environmental organizations while achieving 45% CAGR in profit for 10 years. Mr. Darnell’s current and past board experience includes Green Century Funds, Paradigm Partners, board member, The Public Interest Network, advisory board member, and Citizens for Safe Energy, founding chair. Mr. Darnell graduated magna cum laude
with an AB in philosophy from Princeton University and earned his MBA in finance from the Wharton School of the University of Pennsylvania.
William Campbell
has served as a director since our inception. Mr. Campbell provides a global law-firm
legal perspective on energy and more than thirty years of experience with the development and operation of large-scale, global energy and infrastructure projects. Since January 1, 2025, Mr. Campbell has served as Senior Counsel for Strategic Affairs of I Squared Capital Advisors (US) LLC. From 2014 until assuming his present position, Mr. Campbell was General Counsel and Managing Director of I Squared Capital Advisors (US) LLC . Mr. Campbell also previously held the position of Chief Compliance Officer at I Squared Capital Advisors (US) LLC. Before joining I Squared Capital Advisors (US) LLC, Mr. Campbell served as co-chair
of the Global Energy and Infrastructure Practice Group at the international law firm of Gibson Dunn & Crutcher LLP.

Kimberly Heimert
has served as a director since April 2022. She is the Founder and CEO of Energy Transition Advisory Group LLC, a specialized strategic advisory firm that works with companies and governments on domestic and international energy transition matters and financing opportunities. She also works with the Wahba Institute for Strategic Competition at the Wilson Center to strengthen the U.S. role in global infrastructure. Previously, she was the General Counsel of Africa50, a private equity investment fund that invests in African infrastructure, and the Overseas Private Investment Corporation (OPIC, now DFC), the U.S. Government’s development finance institution, and Deputy Chief Counsel of the U.S. Department of Energy’s Loan Program Office. In addition, Ms. Heimert worked for the law firms of Shearman & Sterling, Chadbourne & Parke and White & Case.
Michael Salvator
has served as a director since our inception. Mr. Salvator is a senior partner and the Chief Operating Officer of SCI Capital Partners LP, a private equity firm, from 2017 to the present. Previously, from 1997 to 2017, Mr. Salvator was Senior Managing Director and Chief Financial Officer of J.H. Whitney & Co, where he was responsible for the oversight of the firm’s accounting, compliance, finance and investor relation functions. Additionally, Mr. Salvator was a member of the firm’s Investment Committee and served on the board of directors of several industrial, manufacturing, consumer products and energy companies, including Viridity Energy. Mr. Salvator began his career as an accountant with the accounting firms of Arthur Andersen and Grant Thornton.
Daniel Shribman
has served as a director since our inception. Mr. Shrib
ma
n currently serves as the Founder and Chief Executive Officer of Hildene Holdings LLC, an investment and advisory firm focused on small public companies and pre-IPO
private companies. From 2019 to 2024, Mr. Shribman served as Chief Investment Officer of B. Riley Financial, Inc., a public holding company. From 2010 to 2018, Mr. Shribman was a Portfolio Manager at Anchorage Capital Group, a special situation asset manager. During Mr. Shribman’s tenure at Anchorage, he led investments in dozens of public and private opportunities across the general industrials, transportation, automotive, aerospace, gaming, hospitality, and real estate industries. Prior to Anchorage, Mr. Shribman worked at Tinicum Capital Partners, a private equity firm, and at Lazard Freres in the restructuring advisory group. Mr. Shribman also serves on the board of Alta Equipment Group (NYSE: ALTG) since February 2020. Previously, Mr. Shribman had served as a member of the board of directors of The Arena Group Holdings, Inc. (NYSE: AREN) from June 2021 until November 2023, Faze Holdings (Nasdaq: FAZE) from July 2022 until August 2023, NextPoint Financial Inc. (OTCMKTS: NACQF) from August 2021 until April 2023 and Eos Energy (Nasdaq: EOSE) from November 2020 until September 2022. Mr. Shribman holds an A.B. in Economics and History from Dartmouth.
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

Compensation Committee
We have established a compensation committee of the board of directors. Messrs. Campbell and Salvator and Ms. Heimert serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Messrs. Campbell and Salvator and Ms. Heimert are independent, and Mr. Salvator chairs the compensation committee.
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
Executive Compensation, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our sponsor, officers or directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination. As no such compensation arrangements were contemplated in 2024, no meeting of the Compensation Committee occurred in 2024.
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

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Russell Stidolph	AltEnergy, LLC	Private Equity	Managing Director
	Eos Energy Enterprises, Inc.	Energy Equipment	Chair
	Hulett Bancorp	Bank Holding Company	Director
	Tres Amigas, LLC	Utilities	Director

Jonathan Darnell	AltEnergy, LLC	Private Equity	Managing Director
	Green Century Funds	Mutual Funds	Trustee
	Lime Rock New Energy Management LP	Private Equity	Managing Director
	Accelerate Change, Inc.	Digital Media Lab	Director

William Campbell	I Squared Capital Advisors (US) LLC	Investment Advisor	Senior Counsel for Strategic Affairs
	Silvertip Resources Holdings, LLC	Private Equity	Director

Michael Salvator	SCI Capital Partners LP	Private Equity Firm	Senior Partner and Chief Operating Officer
	Stone Canyon Industries, LLC	Industrial Holding Company	Director
	SCIH Salt Parent, Inc.	Producer & Supplier of Salt	Director
	SCIH Salt Intermediate Holdings Inc.	Producer & Supplier of Salt	Director
	SCIH Salt Holdings Inc.	Producer & Supplier of Salt	Director

Daniel Shribman	Hildene Holdings LLC	Financial Services	Chief Executive Officer
	Alta Equipment Group Inc.	Construction Equipment	Director
	Great American Group	Valuation & Appraisal Services	Director

Kimberly Heimert	Energy Transition Advisory Group LLC	Advisory Services	Chief Executive Officer
Accordingly, if any of the above officers or directors becomes aware of a business co mbi
nation opportunity which is suitable for any of the above entities to which he has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the beneficial ownership of our common stock as of March 20, 2025, by:

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
The beneficial ownership of our common stock is based on 6,488,146 shares of common stock issued and outstanding as of March 20, 2025, consisting of 6,238,146 shares of Class A common stock and 250,000 shares of Class B common stock

Name and Address of Beneficial Owner (1) Directors, Executive Officers and Founders	Number of Shares Beneficially Owned		Approximate Percentage of Outstanding Common Stock
AltEnergy Acquisition Sponsor, LLC (3)	5,750,000	(2)	78.5%
Russell Stidolph (3)	5,750,000	(2)	78.5%
Jonathan Darnell
William Campbell
Kimberly Heimert
Michael Salvator
Daniel Shribman
All officers and directors as a group (six individuals)	5,750,000	(2)	78.5%
Five Percent Holders

American Financial Group	500,000	(4)	7.0%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 600 Lexington Ave, 9th Floor, New York, NY 10022.
(2)	Interests shown include 250,000 founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis.
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

(4)
According to a Schedule 13G filed with the SEC on January 26, 2024, American Financial Group, Inc, has voting and dispositive power over 500,000 shares of the Company’s Class A common stock. The business address of this reporting person is Great American Insurance Group Tower, 301 East Fourth Street, Cincinnati, Ohio 45202.

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

Related Party Loans

In order to finance transaction costs in connection with an initial business combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of an initial business combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. As of December 31, 2024, there were no amounts outstanding under the Working Capital Loans.

Per a Commitment Letter, dated July 19, 2022, the Sponsor undertook upon the Company’s written request to make available an aggregate amount of up to $250,000 to provide the Company funds for working capital purposes to ensure that the Company would continue as a going concern for at least 12 months A second Commitment Letter was dated May 4, 2023 for up to an additional $750,000. A third Commitment Letter was dated July 8, 2024 for up to another $750,000. During the year ended December 31, 2024, the Sponsor loaned an aggregate of $1,335,000 to the Company for working capital purposes. As of December 31, 2024 and 2023, $2,335,000 and $1,000,000 remained outstanding, respectively.

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor an aggregate of $15,000 per month for office space, utilities, and secretarial, and administrative support services. This agreement was amended on January 28, 2023 to provide that, rather than be payable on a monthly basis, the payments due thereunder commencing with the monthly payment payable on or about February 28, 2023, shall accrue and be payable on the consummation of the Business Combination or the Company’s liquidation. During the year ended December 31, 2024 and 2023, the Company recorded $180,000 in administrative fees. As of December 31, 2024 and 2023, there was a balance of $360,000 and $180,000, respectively, due to the affiliate, which amount is included in due to related party on the accompanying balance sheets.

Consulting Agreement

The Company and its Chief Financial Officer (“CFO”) entered into a consulting agreement pursuant to which the CFO was entitled to receive $15,600 per month for services rendered, commencing February 1, 2021, through the closing of our initial business combination. On April 1, 2022, the agreement with the CFO was amended so that the CFO would be paid $10,400 per month and an additional amount of $5,200 per month beginning April 1, 2022 through the consummation of the initial business combination would become payable upon a successful consummation of a business combination. If a successful business combination does not occur, the Company would not be required to pay this additional contingent amount. The consulting agreement was further amended on January 1, 2023, to provide that commencing on January 1, 2023, 100% of the consulting fee of $15,600 per month shall be accrued by the Company for the CFO’s benefit to be paid upon the closing of a business combination if such closing occurs, and if such business combination does not occur, then the accrued amount shall not be due or paid. For the year ended December 31, 2024 and 2023, the Company recorded $187,200 and $234,000 of compensation for services provided. As of December 31, 2024 and 2023, there was $421,200 and $234,000 accrued, respectively.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2024 and 2023 totaled $277,585 and $212,510, respectively. This amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum any fees for consultations concerning financial accounting and reporting standards during the year ended December 31. 2024.

Tax Fees. We did not pay Marcum for tax planning and tax advice during the year ending December 31, 2024 or December 31, 2023.

All Other Fees. We did not pay Marcum for other services during the year ending December 31, 2024 or December 31, 2023.

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

(c)	Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description

2.2	Amended and Restated Agreement and Plan of Merger, dated as of February 14, 2025, by and among the Company, Car Tech Merger Sub, LLC, Car Tech Merger Sub II, LLC and Car Tech, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2025)

3.1	Amended and Restated Certificate of Incorporation together with the First Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40984), filed with the Securities and Exchange Commission on May 23, 2023).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-258594), filed with the Securities and Exchange Commission on October 7, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-258594), filed with the Securities and Exchange Commission on October 7, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-258594), filed with the Securities and Exchange Commission on October 7, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-258594), filed with the Securities and Exchange Commission on October 7, 2021).

4.4	Warrant Agreement, dated October 28, 2021, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40984, filed with the Securities and Exchange Commission on November 8, 2021).

4.5	Form of Merger Warrant Agreement

10.1	Letter Agreement, dated October 28, 2021, among the Company, AltEnergy Acquisition Sponsor, LLC and B. Riley Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40984, filed with the Securities and Exchange Commission on November 8, 2021).

10.2	Registration Rights Agreement, dated October 28, 2021, among the Company, AltEnergy Acquisition Sponsor and B. Riley Principal Investments, LLC. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40984, filed with the Securities and Exchange Commission on November 8, 2021).

10.3	Administrative Services Agreement, dated October 28, 2021, between the Company and AltEnergy, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-40984, filed with the Securities and Exchange Commission on November 8, 2021).

10.4	Private Placement Warrant Subscription Agreement, dated October 28, 2021, among the Company, AltEnergy Acquisition Sponsor and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40984, filed with the Securities and Exchange Commission on November 8, 2021).

10.5	Private Placement Warrant Subscription Agreement, dated October 28, 2021, among the Company, B. Riley Principal Investments, LLC and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40984, filed with the Securities and Exchange Commission on November 8, 2021).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-258594) , filed with the Securities and Exchange Commission on October 7, 2021).

Exhibit Number	Description

10.7	Consulting Agreement, dated April 12, 2021, by and between the Registrant and Jonathan R. Darnell (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-258594), filed with the Securities and Exchange Commission on October 7, 2021).

10.8	Amendment to Administrative Services Agreement, dated January 28, 2023, between the Company and AltEnergy, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10K filed with the Securities and Exchange Commission on April 11, 2023).

10.9	Amendment to Consulting Agreement, dated April 1, 2022, by and between the Registrant and Jonathan R. Darnell (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10K filed with the Securities and Exchange Commission on April 11, 2023).

10.10	Amendment to Consulting Agreement, dated January 1, 2023, by and between the Registrant and Jonathan R. Darnell (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10K filed with the Securities and Exchange Commission on April 11, 2023).

10.11	Form of Non-Redemption Agreement (incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2023).

10.12	Investment Management Trust Agreement, dated October 28, 2021, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8K filed with the Securities and Exchange Commission on October 28, 2021).

10.13	Contribution and Exchange Agreement dated February 14, 2025 by and among the Company, Car Tech LLC, and Shinyoung Co., Ltd.

10.14	Form of Support Agreement

10.15	Form of Lock-up Agreement

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10K filed with the Securities and Exchange Commission on March 15, 2022.

19	Insider Trading Policy

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.CAL	Inline XBRL Taxonomy Extension Schema Document

101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2025.

AltEnergy Acquisition Corp.

By:	/s/ Russell Stidolph
Name:	Russell Stidolph
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Russell Stidolph	Chief Executive Officer (Principal executive officer) and Director	March 28, 2025
Russell Stidolph

/s/ Jonathan Darnell	Chief Financial Officer (Principal financial and accounting officer)	March 28, 2025
Jonathan Darnell

/s/ William Campbell	Director	March 28, 2025
William Campbell

/s/ Kimberly Heimert	Director	March 28, 2025
Kimberly Heimert

/s/ Michael Salvator	Director	March 28, 2025
Michael Salvator

/s/ Daniel Shribman	Director	March 28, 2025
Daniel Shribman