Form 10-Q
period 2025-03-31
AltEnergy Acquisition Corp
filed 2025-05-09
CIK 1852016

QUARTERLY REPORT
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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
of the Exchange Act). ☒ Yes ☐ No
As of May 7, 2025,
6,016,197 shares of Class A common stock, par value $0.0001 per share, and 250,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
AltEnergy Acquisition Corp.
CONDENSED BALANCE SHEETS

	March 31, 2025 (unaudited)	December 31, 2024 (audited)
ASSETS
Current Assets:
Cash	$13,654	$18,458
Prepaid expenses – Short-Term	23,035	62,894
Income tax receivable	17,296	17,296
Other investments held for trading (Restricted)	102,283	101,511

Total Current Assets	156,268	200,159
Investments held in the Trust Account	8,634,335	8,544,857

Total Assets	$8,790,603	$8,745,016

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$676,535	$473,369
Accrued Tax Payable - Excise Tax	2,319,976	2,319,976
Other accrued expenses - deferred	2,385,110	2,082,125
Due to related party	991,766	872,888
Loan payable- Sponsor	2,550,000	2,335,000

Total Current Liabilities	8,923,387	8,083,358
Derivative warrant liabilities	430,950	81,900
Deferred underwriting commission	8,050,000	8,050,000

Total liabilities	17,404,337	16,215,258
COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; 738,146 shares at March 31, 2025 and December 31, 2024, respectively – approximately $11.84 and $11.71 per share, respectively	8,736,618	8,646,368
Stockholders’ deficit:
Preferred stock , $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 5,500,000 issued and outstanding (excluding 738,146 shares subject to possible redemption) at March 31, 2025 and December 31, 2024, respectively	550	550
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 250,000 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	25	25
Additional paid-in capital	—	—
Accumulated deficit	(17,350,927)	(16,117,185)

Total Stockholders’ Deficit	(17,350,352)	(16,116,610)

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$8,790,603	$8,745,016

The accompanying notes are an integral part of these unaudited condensed financial statements
.

AltEnergy Acquisition Corp.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
EXPENSES
Administrative fee - related party	$45,000	$45,000
Consulting fees – related party	46,800	46,800
Business combination expenses	397,636	151,864
General and administrative	319,417	959,391

TOTAL EXPENSES	808,853	1,203,055

OTHER INCOME (EXPENSE)
Income earned on investments held in Trust Account	89,478	229,469
Income earned on cash and investment accounts	1,032	1,386
Change in fair value of warrant liabilities	(349,050)	(235,000)
Interest expense	(76,099)	(10,805)

TOTAL OTHER INCOME (EXPENSE), NET	(334,639)	(14,950)

Net income (loss) before income tax provision	(1,143,492)	(1,218,005)

Income tax provision	—	(41,875)

Net loss	$(1,143,492)	$(1,259,880)

Weighted average number of shares of Class A common stock outstanding, basic and diluted	6,238,146	7,077,478

Basic and diluted net loss per share of Class A common stock	$(0.18)	$(0.17)

Weighted average number of shares of Class B common stock outstanding, basic and diluted	250,000	250,000

Basic and diluted net loss per share of Class B common stock	$(0.18)	$(0.17)

The accompanying notes are an integral part of these unaudited condensed financial statements
.

AltEnergy Acquisition Corp.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, January 1, 2025	5,500,000	$550	250,000	$25	$—	$(16,117,185)	$(16,116,610)
Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	—	(90,250)	(90,250)
Net loss	—	—	—	—	—	(1,143,492)	(1,143,492)

Balance, March 31, 2025	5,500,000	$550	250,000	$25	$—	$(17,350,927)	$(17,350,352)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, January 1, 2024	5,500,000	$550	250,000	$25	$—	$(12,864,985)	$(12,864,410)
Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	—	(212,490)	(212,490)
Net loss	—	—	—	—	—	(1,259,880)	(1,259,880)

Balance, March 31, 2024	5,500,000	$550	250,000	$25	$—	$(14,337,355)	$(14,336,780)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AltEnergy Acquisition Corp.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Cash Flows From Operating Activities:
Net loss	$(1,143,492)	$(1,259,880)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(89,478)	(229,469)
Gain on change in fair value of derivative liabilities	349,050	235,000
Interest income earned on investment account	(1,027)	(1,369)
Changes in operating assets and liabilities:
Prepaid expenses	39,859	7,402
Income tax receivable	—	18,348
Other deferred expenses	302,985	725,174
Consulting fees payable – related party	46,800	46,800
Accrued income taxes payable	—	29,174
Accounts payable and accrued expenses	203,166	225,580

Net Cash Used In Operating Activities	(292,137)	(208,887)

Cash Flows From Investing Activities:
Funds withdrawn from investment account to pay fees	255	—

Net Cash Provided by Investing Activities	255	—

Cash Flows From Financing Activities:
Proceeds from loan payable - Sponsor	215,000	175,000
Proceeds from related party advances	72,078	55,805

Net Cash Used In Financing Activities	287,078	230,805

Net change in cash	(4,804)	21,918
Cash at beginning of period	18,458	74,974

Cash at end of period	$13,654	$96,892

Supplemental Schedule of Cash Flow Information:
Cash paid for income taxes	$—	$—
Supplemental Schedule of Non-cash Financing Activities:
Remeasurement of Class A common stock subject to possible redemption to redemption amount	$90,250	$212,490
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
As of March 31, 2025, the Company had not commenced any operations. All activity for the period from February 9, 2021 (inception) through March 31, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after completion of the Business Combination at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.
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
On April 16, 2024, the Company held a special meeting of stockholders (the “April 2024 Special Meeting”). As of March 5, 2024, the record date of the April 2024 Special Meeting, there were 7,327,478 issued and outstanding shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”) comprised of 7,077,478 shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A Shares”), and 250,000 shares of the Company’s Class B common stock, par value $0.0001 per share. At the April 2024 Special Meeting, the Company’s stockholders approved the proposal to file an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware (the “April 2024 Amendment”) to extend the date from May 2, 2024 to November 2, 2024 (the “Extended Date”) and to allow the board of directors of the Company (the “Board”), without another stockholder vote, to elect to further extend the date to consummate an initial business combination after the Extended Date up to six times, by an additional month each time, upon two days’ advance notice prior to the applicable deadline, up to May 2, 2025 (the “Additional Extension Date” and together with the Extended Date the “Extension” and such proposal, the “Extension Proposal”); by which the Company must (1) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “initial business combination”) or (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and redeem all of the Class A Shares included as part of the units sold in the Company’s initial public offering. On April 17, 2024, to effectuate the Extension, the Company filed the April 2024 Amendment with the Secretary of State of the State of Delaware.
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
Pursuant to the April 2024 Amendment to AltEnergy’s Amended and Restated Certificate of Incorporation referred to above, the Board (i) on October 30, 2024, approved an extension of the date by which AltEnergy is required to complete an initial business combination from November 2, 2024 to December 2, 2024; (ii) on November 25, 2024, approved an extension of the date by which AltEnergy is required to complete an initial business combination from December 2, 2024 to January 2, 2025; (iii) on December 20, 2024, approved an extension of the date by which AltEnergy is required to complete an initial business combination from January 2, 2025 to February 2, 2025; (iv) January 28, 2025, approved an extension of the date by which AltEnergy is required to complete an initial business combination from February 2, 2025 to March 2, 2025; (v) on February 25, 2025, approved an extension of the date by which AltEnergy is required to complete an initial business combination from March 2, 2025 to April 2, 2025; and (vi) on March 26, 2025, approved an extension of the date by which AltEnergy is required to complete and initial business combination from April 2, 2025 to May 2, 2025.
On April 23, 2025, the Company held a special meeting of stockholders (the “April 2025 Special Meeting”). As of March 24, 2025, the record date of the April 2025 Special Meeting, there were 6,488,146 issued and outstanding shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”) comprised of 6,238,146 shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A Shares”), and 250,000 shares of the Company’s Class B common stock, par value $0.0001 per share. At the April 2025 Special Meeting, the Company’s stockholders approved the proposal to file an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware (the “Amendment”) to extend the date from May 2, 2025 to May 1, 2026 (the “Extension” and such proposal, the “Extension Proposal”); by which the Company must (1) consummate an “initial business combination or (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and redeem all of the Class A Shares included as part of the units sold in the Company’s initial public offering. On April 25, 2025, to effectuate the Extension, the Company filed the Amendment with the Secretary of State of the State of Delaware.
As of March 31, 2025 there was $8,634,335 (or approximately $11.70 per share) held in the Trust Account. Cash of $13,654 was held outside of the Trust Account on March 31, 2025 and was available for working capital purposes. As of March 31, 2025, there was $102,283 held in the restricted investment account of which $100,000 is reserved to pay dissolution costs and expenses in the event the Company fails to complete an initial business combination and is dissolved. To the extent such funds in the restricted investment account are insufficient (less than $100,000), additional funds will be dispersed from the Trust up to a combined total of $100,000 to pay dissolution costs and expenses in the event the Company is dissolved. Any amount in the restricted investment account in excess of $100,000 will be for the benefit of the Trust. If an initial business combination is consummated all funds then held in the restricted investment account, including amounts previously reserved to pay dissolution costs and expenses in the event the Company fails to complete an initial business combination will be for the benefit of the Trust. As described in Note 6, the $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination.
In connection with the April 2025 Special Meeting, stockholders holding 221,949 Class A Shares exercised their right to redeem such shares for a pro rata portion of the funds then held in the Company’s Trust Account. As a result, $
2,603,924.73
(approximately $11.73
per share) was removed from the Trust Account to pay such holders as of April 30, 2025.
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
.”

If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules.
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
Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the Public Shares, without the prior consent of the Company.
The holders of the Founder Shares have agreed (a) to waive their redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business
combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.
If the Company has not completed a Business Combination on or prior to May 1, 2026 or such later date if the date is further extended (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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
Going Concern, Liquidity and Management’s Plan
As of March 31, 2025 there was $8,634,335 (or approximately $11.70 per share) held in the Trust Account. Cash of $13,654 was held outside of the Trust Account on March 31, 2025 and was available for working capital purposes. As of March 31, 2025, there was $102,283 held in the restricted investment account which together with interest earned thereon and after payment of associated taxes and account fees up to $100,000 is reserved to pay dissolution costs and expenses in the event the Company fails to complete an initial business combination and is dissolved. To the extent such funds in the restricted investment account are insufficient (less than $100,000), additional funds will be dispersed from the Trust up to a combined total of $100,000. Any amount in the restricted investment account in excess of $100,000 will be for the benefit of the Trust. If an initial business combination is consummated all funds then held in the restricted investment account, including amounts previously reserved to pay dissolution costs and expenses in the event the Company fails to complete an initial business combination will be for the benefit of the Trust. As described in Note 6, the $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination.
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,”
management has determined that the Company may lack the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Management has also determined that, in accordance with the Company’s Amended and Restated Certificate of Incorporation, if the Company is unsuccessful in consummating an initial business combination by May 1, 2026, the Company will cease all operations, redeem the public shares, and thereafter liquidate and dissolve. These conditions raise substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.
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

The Company is required to complete an initial business combination on or prior to May 1, 2026. If the Company is unable to complete an initial business combination on or prior to such date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, and subject to having lawfully available funds therefore, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable), divided by the number of then-outstanding public shares, which redemption will completely extinguish the public stockholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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
“Closing Share Consideration” means (1) $80,000,000, plus (2) an additional $40,000,000 (the “Earn Out Consideration”).
Pursuant to the
Lock-up
Agreements described below, all of the shares of Parent Common Stock to be issued to holders of Car Tech Units (other than 500,000 shares issued pursuant to clause (I) of the definition of Closing Share Consideration) will be subject to time based restrictions on transfer, and the 4,000,000 shares of Parent Common Stock to be issued to holders of Car Tech Units based on the Earn Out Consideration will be subject to additional transfer restrictions, release and forfeiture terms. Other Agreements executed in connection with the Merger Agreement include a Contribution and Exchange Agreement executed by Car Tech’s principal equity holder and the Company, and a Support Agreement executed by the Company and Car Tech and the Company’s Sponsor and certain members of Car Tech Contemporaneous with the Closing of the Merger the Company and Continental Stock Transfer & Trust Company, as Merger Warrant agent will enter into a Merger Warrant Agreement.

In connection with the proposed business combination, the Company has filed with the SEC a registration statement on Form
S-4/A
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
market.

Risks and Uncertainties
Management continues to evaluate the impact of global conflicts and any further escalation of hostilities related thereto, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases, and governmental actions, both domestic and foreign, and has concluded that while it is reasonably possible that such events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.
Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of December 31, 2024 filed with the SEC on
Form 10-K
on March 28, 2025. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2025 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.
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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the balance sheet, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities and the fair value of the non-redemption
agreements. Accordingly, the actual results could differ significantly from those estimates
.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents of as of March 31, 2025 and December 31, 2024, respectively.
Investments held in the Trust Account and the Investment Account
At March 31, 2025 and December 31, 2024, the Company’s portfolio of investments held in the Trust Account and the Investment Account were invested in mutual funds and government securities, which are reported at fair value, and are treated as trading securities. The Company’s portfolio of investments held in the Trust Account and the Investment Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities are recorded to net income each period. The estimated fair values of the investments held in the Trust Account and the Investment Account are determined using quoted market prices in active markets.
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
Class A common stock subject to possible redemption
The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480
“Distinguishing Liabilities from Equity”
. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2025 and December 31, 2024, the shares of Class A common stock subject to possible redemption in the amount of $8,736,618 and $8,646,368, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

At March 31, 2025 and December 31, 2024, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption at December 31, 2021	$234,600,000
Remeasurement adjustment of Class A common stock to redemption value	1,785,597

Class A common stock subject to possible redemption at December 31, 2022	$236,385,597
Remeasurement adjustment of Class A common stock to redemption value	2,240,671

Class A common stock subject to possible redemption at March 31, 2023	238,626,268
Remeasurement adjustment of Class A common stock to redemption value	1,003,291
Redemption of Class A common stock	(222,484,624)

Class A common stock subject to possible redemption at June 30, 2023	17,144,935
Remeasurement adjustment of Class A common stock to redemption value	299,813

Class A common stock subject to possible redemption at September 30, 2023	$17,444,748
Remeasurement adjustment of Class A common stock to redemption value	255,398

Class A common stock subject to possible redemption at December 31, 2023	$17,700,146
Remeasurement adjustment of Class A common stock to redemption value	212,490

Class A common stock subject to possible redemption at March 31, 2024	$17,912,636
Remeasurement adjustment of Class A common stock to redemption value	102,198
Redemption of Class A common stock	(9,513,007)

Class A common stock subject to possible redemption at June 30, 2024	$8,501,827
Remeasurement adjustment of Class A common stock t o redemption value	92,073

Class A common stock subject to possible redemption at September 30, 2024	$8,593,900
Remeasurement adjustment of Class A common stock to redemption value	52,468

Class A common stock subject to possible redemption at December 31, 2024	$8,646,368
Remeasurement adjustment of Class A common stock to redemption value	90,250

Class A common stock subject to possible redemption at March 31, 2025	$8,736,618

Net loss per share
Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class
method in calculating earnings and losses per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2025 and December 31, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings and losses of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented. The warrants are exercisable to purchase 19,500,000 shares of Class A common stock in the aggregate.
The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For the Three Months Ended
	March 31, 2025
	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(1,099,431)	$(44,061)
Denominator:
Basic and diluted weighted average shares outstanding	6,238,146	250,000
Basic and diluted net loss per share of common stock	$(0.18)	$(0.18)

	For the Three Months Ended
	March 31, 2024
	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(1,216,895)	$(42,985)
Denominator:
Basic and diluted weighted average shares outstanding	7,077,478	250,000
Basic and diluted net loss per share of common stock	$(0.17)	$(0.17)
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Our effective tax rate was 0.0% and (3.4)% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2025, due to changes in fair value in warrant liability, non-deductible
acquisition costs, and the change in valuation allowance on the deferred tax assets.
Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. As such, the Company has recorded a
1
% excise tax liability in the amount of $
2,319,976

on the condensed balance sheets as of March 31, 2025 and December 31, 2024, respectively. The liability does not impact the condensed statements of operations and is offset against additional paid-in
capital or accumulated deficit if additional
paid-in
capital is not available. As of March 31, 2025 and December 31, 2024, the Company has accrued $134,688 and $
52,294
, respectively for interest and penalties of unpaid taxes which is included in accounts payable and accrued expenses on the accompanying condensed balance sheets.
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
As of March 31, 2025 and December 31, 2024, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of March 31, 2025 and December 31, 2024 per Public Warrant to estimate the volatility for the Private Placement Warrants.
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

Segment Reporting
The Company complies with ASU
2023-07,
“Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU
2023-07)”,
which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. The Company adopted ASU
2023-07
on January 1, 2024. The amendments will be applied retrospectively to all prior periods presented in the financial statements (see Note 10).
Recent Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU
2023-09,
“Improvements to Income Tax Disclosures
” (“ASU
2023-09”).
The ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in the ASU address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU
2023-09
will be effective for us in the annual period beginning January 1, 2025, though early adoption is permitted. The Company has determined that ASU 2023-09 addresses disclosures only, and as such will not have any material effects on its financial condition, results of operation, or cash flows. The Company will adopt the standard beginning with our annual reporting for the year ending December 31, 2025.
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
General and Administrative Services
The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor an aggregate of $15,000 per month for office space, utilities and secretarial, and administrative support services. This agreement was amended on January 28, 2023 to provide that, rather than be payable on a monthly basis, the payments due thereunder commencing with the monthly payment payable on or about February 28, 2023, shall accrue and be payable on the consummation of the Business Combination or the Company’s liquidation. During the three months ended March 31, 2025 and 2024, the Company recorded $45,000 in administrative fees. As of March 31, 2025 and December 31, 2024, there was a balance of $405,000 and $360,000, respectively, due to the affiliate, which amount is included in due to related party on the accompanying condensed balance sheets.
Convertible Working Capital Loan
In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into private placement units at a price of $1.00 per warrant at the option of the lender. As of March 31, 2025 and December 31, 2024, there was no outstanding balance.

Loan payable - Sponsor
Per a Commitment Letter, dated July 19, 2022, the Sponsor undertook upon the Company’s written request to make available an aggregate amount of up to $250,000 to provide the Company funds for working capital purposes to ensure that the Company would continue as a going concern for at least 12 months. A second Commitment Letter was dated May 4, 2023 for up to an additional $750,000. A third Commitment Letter was dated December 20, 2023 for up to an additional $800,000. A fourth Commitment Letter was dated March 4, 2025 for up to an additional $475,000. The Sponsor is charging interest at the mid-term
applicable federal rate at the time of funding. During the three months ended March 31, 2025, the Sponsor loaned an aggregate of $215,000 to the Company for working capital purposes. As of March 31, 2025 and December 31, 2024, $2,550,000 and $2,335,000 remained outstanding, respectively. As of March 31, 2025 and December 31, 2024, there was accrued interest of $118,766 and $91,688, respectively.
Consulting Agreement
The Company and its Chief Financial Officer (“CFO”) entered into a consulting agreement pursuant to which the CFO was entitled to receive $15,600 per month for services rendered, commencing February 1, 2021, through the closing of our initial business combination. On April 1, 2022, the agreement with the CFO was amended so that the CFO would be paid $10,400 per month and an additional amount of $5,200 per month beginning April 1, 2022 through the consummation of the initial business combination would become payable upon a successful consummation of a business combination. If a successful business combination does not occur, the Company would not be required to pay this additional contingent amount. The consulting agreement was further amended on January 1, 2023, to provide that commencing on January 1, 2023, 100% of the consulting fee of $15,600 per month shall be accrued by the Company for the CFO’s benefit to be paid upon the closing of a business combination if such closing occurs, and if such business combination does not occur, then the accrued amount shall not be due or paid. For the three months ended March 31, 2025 and 2024, the Company recorded $46,800 of compensation for services provided. As of March 31, 2025 and December 31, 2024, there was $468,000 and $421,200 accrued, respectively.
Limited Payments
The Company has agreed to pay its Chief Financial Officer a
one-time
fee of $150,000, upon the consummation of the initial business combination. The amount will only become payable upon a successful business combination. If a successful business combination does not occur, the Company will not be required to pay this contingent fee. This fee has therefore not been accrued for as of March 31, 2025 and December 31, 2024. There can be no assurances that the Company will complete a business combination.
The Company had agreed to pay its Chief Operating Officer a
one-time
fee of $300,000 upon the consummation of the initial business combination. The Chief Operating Officer resigned effective June 6, 2023. Accordingly, the Company will not be required to pay this contingent fee. The amount would only have become payable upon a successful business combination. If a successful business combination does not occur, the Company would not have been required to pay this contingent fee. This fee has therefore not been accrued for as of March 31, 2025 and December 31, 2024.
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
Shares in connection with the closing of the Business Combination. The Sponsor has agreed to transfer to such
Non-Redeeming
Stockholders an aggregate of 250,000 the Founder Shares held by the Sponsor immediately following the consummation of an initial Business Combination. The Company estimated the aggregate fair value of such 250,000 Founder Shares transferable to the
Non-Redeeming
Stockholders pursuant to the
Non-redemption
agreements to be $180,000 or $0.72 per share. The fair value as of April 26 and 27, 2023 was determined using the probability of a successful Business Combination of 7%, derived from an option pricing model for the publicly traded warrants, and the average value per shares as of the valuation date of $10.30. Each
Non-Redeeming
Stockholder acquired from the Sponsor an indirect economic interest in such Founder Shares. The fair value of such Founder Shares was determined to be to be a cost associated with completing a Business Combination and a capital contribution from a related entity under SAB Topic 5T.

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
Consulting Agreement
We have agreed to make payment to our Chief Financial Officer of $15,600 per month for his services prior to the consummation of our initial business combination. On April 1, 2022, the agreement with the Chief Financial Officer was amended so that he would be paid $10,400 per month, and an additional amount of $5,200 per month beginning April 1, 2022 through the consummation of the initial business combination will become payable to the Chief Financial Officer upon a successful consummation of a business combination. This agreement with the Chief Financial Officer was further amended on January 1, 2023, to provide that commencing on January 1, 2023, 100% of the consulting fee of $15,600 per month shall be accrued by the Company for the CFO’s benefit to be paid upon the closing of a business combination. If a successful business combination does not occur, we will not be required to pay any further amounts to our Chief Financial Officer. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Additionally, we have agreed to make one-time
payments of $150,000 to our Chief Financial Officer, subject to the terms of an independent consulting services agreements. For the three months ended March 31, 2025 and 2024, the Company recorded $46,800 of compensation for services provided, respectively. As of March 31, 2025 and December 31, 2024, there was $468,000 and $421,200 accrued, respectively.
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
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
- The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 202
4
, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
- The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, there were 738,146 shares of the Class A common stock that were classified as temporary equity in the accompanying balance sheets. In addition, there were 5,500,000 shares of Class A Common Stock outstanding on March 31, 2025 and December 31, 2024 that were issued upon the conversion of 5,500,000 shares of Class B common stock into 5,500,000 shares of Class A common stock on April 28, 2023, which are not subject to redemption.
Class
 B Common Stock
- The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, there were 250,000 shares of Class B common stock issued and outstanding.
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	March 31, 2025	December 31, 2024
Assets:
Investments Held for Trading	1	$102,283	$101,511
Investments held in Trust Account	1	$8,634,335	$8,544,857
Liabilities:
Warrant liability - Private Placement Warrants	3	$176,800	$33,600
Warrant liability - Public Warrants	1	$254,150	$48,300
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
Upon consummation of the Initial Public Offering, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half
of one Public Warrant) and (ii) the sale of Private Placement Warrants, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to shares of Class A common stock subject to possible redemption (temporary equity) based on their relative fair values at the initial measurement date. The Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the issuance due to the use of unobservable inputs. As of March 31, 2025 and December 31, 2024, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of March 31, 2025 and December 31, 2024 per Public Warrant to estimate the volatility for the Private Placement Warrants. As of March 31, 2025 and December 31, 2024, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs
The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2025:

Fair Value Measurement Using Level 3 Inputs Total
Balance, fair value at December 31, 2024	$33,600
Change in fair value of derivative warrant liabilities	143,200

Balance, fair value at March 31, 2025	$176,800

As of March 31, 2025 and December 31, 2024, the fair value of the derivative feature of the Warrants was calculated using the following range of weighted average assumptions

	March 31, 2025	December 31, 2024
Risk-free interest rate	3.96%	4.38%
Expected volatility of underlying shares	2.00%	2.00%
Dividend yield	0.00%	0.00%
Probability of business combination	1.00%	0.30%

The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Total
Fair value at December 31, 2024	$33,600	$48,300	$81,900
Change in fair value	143,200	205,850	349,050

Fair value at March 31, 2025	$176,800	$254,150	$430,950

As of March 31, 2025 and December 31, 2024, the derivative liability was $430,950 and $81,900, respectively. In addition, for the three months ended March 31, 2025 and March 31, 2024, the Company recorded $349,050 and $235,000 as a loss on the change in fair value of the derivative warrants on the condensed statements of operations, respectively.
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
The Company is a blank check company formed for the purpose of effecting a Business Combination. As of March 31, 2025, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash from the proceeds derived from the Initial Public Offering, and non-operating
income or expense from the changes in the fair value of warrant liability.
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
On April 23, 2025, the Company held a special meeting of stockholders (the “April 2025 Special Meeting”). As of March 24, 2025, the record date of the April 2025 Special Meeting, there were 6,488,146 issued and outstanding shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”) comprised of 6,238,146 shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A Shares”), and 250,000 shares of the Company’s Class B common stock, par value $0.0001 per share. At the April 2025 Special Meeting, the Company’s stockholders approved the proposal to file an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware (the “Amendment”) to extend the date from May 2, 2025 to May 1, 2026 (the “Extension” and such proposal, the “Extension Proposal”); by which the Company must (1) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “initial business combination”) or (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and redeem all of the Class A Shares included as part of the units sold in the Company’s initial public offering. On April 25, 2025, to effectuate the Extension, the Company filed the Amendment with the Secretary of State of the State of Delaware.
In connection with the April 2025 Special Meeting, stockholders holding 221,949 Class A Shares exercised their right to redeem such shares for a pro rata portion of the funds then held in the Company’s Trust Account. As a result, $2,603,924.73 (approximately $11.73 per share) was removed from the Trust Account to pay such holders as of April 30, 2025.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2025, and in our other SEC filings. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As discussed in Note 1 to the financial statements included in Item 8 of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024, and as disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2025, we expect to issue additional shares in connection with the proposed initial business combination to the owners of the target or other investors, with the following consequences

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

Extension of Combination Period

April 2023 Special Meeting

On April 28, 2023, the Company held a special meeting of stockholders (the “April 2023 Special Meeting”). As of April 10, 2023, the record date of the April 2023 Special Meeting, there were 28,750,000 issued and outstanding shares of common stock, par value $0.0001 per share (the “Common Stock”) comprised of 23,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A Shares”), and 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share. At the April 2023 Special Meeting, the Company’s stockholders approved the proposal to file an amendment to AltEnergy’s Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware (the “Amendment”) to extend the date from May 2, 2023, to May 2, 2024 (the “Extension,” and such proposal, the “Extension Proposal”) by which the Company must (1) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “initial business combination”) or (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and redeem all of the Class A Shares included as part of the units sold in the Company’s IPO that was consummated on November 2, 2021. On April 28, 2023, to effectuate the Extension, the Company filed the Amendment with the Secretary of State of the State of Delaware. Stockholders holding 21,422,522 Class A Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account (“Trust Account”) in connection with the Extension. As a result, $222,484,624 (approximately $10.38 per share) was removed from the Trust Account on or about May 15, 2023 to pay such holders, and an additional $855,762 was removed from the Trust Account on or about May 9, 2023. As of December 31, 2023 there was $17,591,536 (or approximately $11.15 per share of Class A common stock that is subject to redemption) held in the Trust Account.

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

As a result of the April 2024 Special Meeting, stockholders holding 839,332 Class A Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account (“Trust Account”) in connection with the Extension. As a result, $9,513,007 (approximately $11.33 per share) was removed from the Trust Account on or about April 23, 2024 to pay such holders. As of April 30, 2024 there was $8,344,700 (or approximately $11.30 per share of Class A common stock that is subject to redemption) held in the Trust Account.

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

April 2025 Special Meeting

On April 23, 2025, the Company held a special meeting of stockholders (the “April 2025 Special Meeting”). As of March 24, 2025, the record date of the April 2025 Special Meeting, there were 6,488,146 issued and outstanding shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”) comprised of 6,238,146 shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A Shares”), and 250,000 shares of the Company’s Class B common stock, par value $0.0001 per share. At the April 2025 Special Meeting, the Company’s stockholders approved the proposal to file an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware (the “Amendment”) to extend the date from May 2, 2025 to May 1, 2026 (the “Extension” and such proposal, the “Extension Proposal”); by which the Company must (1) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “initial business combination”) or (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and redeem all of the Class A Shares included as part of the units sold in the Company’s initial public offering. On April 25, 2025, to effectuate the Extension, the Company filed the Amendment with the Secretary of State of the State of Delaware.

In connection with the April 2025 Special Meeting, stockholders holding 221,949 Class A Shares exercised their right to redeem such shares for a pro rata portion of the funds then held in the Company’s Trust Account. As a result, $2,603,924.73 (approximately $11.73 per share) was removed from the Trust Account to pay such holders as of April 30, 2025.

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

For the three months ended March 31, 2025 and 2024, we had a net loss of $1,143,492 and a net loss of $1,259,880, respectively. Our net loss for the three months ended March 31, 2025 consisted of interest income earned on the funds held in Trust in the amount of $89,478, a loss of $349,050 on the change in fair value of the derivative warrant liabilities associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants, interest income earned on the operating and investment accounts of $1,032 offset by operating expenses that total
$808,853, interest expense of $76,099. Our net loss for the three months ended March 31, 2024 consisted of interest income earned on the funds held in Trust in the amount of $229,469, interest income earned on operating and investment accounts of $1,386 offset by a loss of $235,000 on the change in fair value of the derivative warrant liabilities associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants, operating expenses that total $1,203,055 and interest expense of $10,805 and income tax provision of $41,875.

Going Concern Considerations, Liquidity and Capital Resources

As of March 31, 2025 there was $8,634,335 (or approximately $11.70 per share) held in the Trust Account. Cash of $13,654 was held outside of the Trust Account on March 31, 2025 and was available for working capital purposes. As of March 31, 2025, there was $102,283 held in the restricted investment account which together with interest earned thereon and after payment of associated taxes and account fees up to $100,000 is reserved to pay dissolution costs and expenses in the event the Company fails to complete an initial business combination and is dissolved. To the extent such funds in the restricted investment account are insufficient (less than $100,000), additional funds will be dispersed from the Trust up to a combined total of $100,000. Any amount in the restricted investment account in excess of $100,000 will be for the benefit of the Trust. If an initial business combination is consummated all funds then held in the restricted investment account, including amounts previously reserved to pay dissolution costs and expenses in the event the Company fails to complete an initial business combination will be for the benefit of the Trust. As described in Note 6 to the financial statements, the $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination.

We intend to use all of such funds held outside the Trust Account other than the $100,000 reserved to pay dissolution costs and expenses primarily to perform business, legal and financial due diligence in connection with our business combination agreement as described in Note 1 of this Form 10-Q, and structure, negotiate and complete the business combination.

For the three months ending March 31, 2025, cash used in operating activities was $292,137, consisting primarily of net loss of $1,143,492 including interest income on the funds held in the Trust of $89,478, interest income earned on the operating and investment accounts of $1,027 offset by changes in operating assets and liabilities providing $592,810 of cash from operating activities and a loss on the change in the fair value of the warrant liabilities of $349,050.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company may lack the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Management has also determined that, in accordance with the Company’s Amended and Restated Certificate of Incorporation, unless the Company completes a business combination by May 1, 2026, as extended by six one-month extensions and one one-year extension at the election of the Company’s Board of Directors from November 2, 2024, the Company will cease all operations, redeem the public shares and thereafter liquidate and dissolve. These conditions raise substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.

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

We may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of the remaining public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

As of March 31, 2025, we had cash of $115,937 held outside the Trust Account, of which $102,283 is held in a restricted account and reserved to pay taxes and dissolution costs and expenses in the event the Company fails to complete in initial business combination and is dissolved. We intend to use all of such funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The balance will be used to pay accrued taxes.

Convertible Working Capital Loan

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into private placement units at a price of $1.00 per warrant at the option of the lender. As of March 31, 2025 and December 31, 2024, there was no outstanding balance.

Loan Payable - Sponsor

Additionally, per a Commitment Letter, dated July 19, 2022, the Sponsor undertook upon the Company’s written request to make available an aggregate amount of up to $250,000 to provide the Company funds for working capital purposes to ensure that the Company would continue as a going concern for at least 12 months. A second Commitment Letter was dated May 4, 2023 for up to an additional $750,000. A third Commitment Letter was dated December 20, 2023 for up to an additional $800,000. The Sponsor is charging interest at the mid-term applicable federal rate at the time of funding. During the three ended March 31, 2025, the Sponsor loaned an aggregate of $215,000 to the Company for working capital purposes. As of March 31, 2025 and December 31, 2024, $2,550,000 and $2,335,000 remained outstanding, respectively. As of March 31, 2025 and December 31, 2024, there was accrued interest of $118,766 and $91,688, respectively.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common stock subject to possible redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2025 and December 31, 2024, the shares of Class A common stock subject to possible redemption in the amount of $8,736,618 and $8,646,368 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively. The shares of Class A common stock that were issued upon conversion of shares of Class B common stock are not subject to redemption and accordingly are presented in the stockholders’ deficit section of the Company’s balance sheets.

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

As of March 31, 2025 and December 31, 2024, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of March 31, 2025 and December 31, 2024, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of March 31, 2025 and December 31, 2024, per Public Warrant, respectively, to estimate the volatility for the Private Placement Warrants. As of March 31, 2025 and December 31, 2024, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

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

Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented. As of March 31, 2025, the warrants are exercisable to purchase 19,500,000 shares of Class A common stock in the aggregate.

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

As of March 31, 2025, we were not subject to any market or interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this quarterly report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial and accounting officer (our “Certifying Officers”) previously evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded certain disclosure controls and procedures were not effective as of December 31, 2022 due to that material weaknesses that existed related to our accounting for complex financial instruments and our accounting and reporting for the completeness and accuracy of warrant liabilities and the corresponding change in the fair value of the warrant liability, which led to the restatement of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Management subsequently evaluated the effectiveness of our disclosure controls and procedures and additionally identified, as it relates to the material weakness discussed above relating to the accounting for complex financial instruments, a failure to properly record the capital contributions and related costs associated with non-redemption agreements entered into with certain stockholders of the Company in connection with the special meeting of stockholders of the Company held on April 28, 2023 that led to the restatement of the Company’s Quarterly Report on Form 10-Q for the quarterly periods ended June 30, 2023 and September 30, 2023. In addition, management identified a material weakness in relation to the accounting of contractual liabilities which led to errors in our financial statements in the accounting of consulting fees pursuant to a consulting agreement with our chief financial officer that led to the restatement of the Company’s Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2023, June 30, 2023, and September 30, 2023. In addition to the remediation steps discussed below, the Company has added additional steps to its internal financial review process in order to provide reasonable assurance that a reoccurrence of a material misstatement of any item in our financial statements will not occur. Our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation our principal executive officer and principal financial officer concluded that the previously identified material weaknesses have not been remediated and that no additional material weaknesses were identified.

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

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2025, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f)and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Risk Factors section of our Annual Report on Form
10-K
for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 28, 2025
(“10-K”).
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Third Amendment to the Amended and Restated Certificate of Incorporation of AltEnergy Acquisition Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40984), filed with the Securities and Exchange Commission on April 25, 2025)

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.CAL*	Inline XBRL Taxonomy Extension Schema Document

101.SCH*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 9, 2025

ALTENERGY ACQUISITION CORP.

By:	/s/ Russell Stidolph
Name:	Russell Stidolph
Title:	Chief Executive Officer (principal executive officer)

By:	/s/ Jonathan Darnell
Name:	Jonathan Darnell
Title:	Chief Financial Officer (principal financial officer)