Form 10-Q
period 2025-09-30
AltEnergy Acquisition Corp
filed 2025-11-12
CIK 1852016

QUARTERLY REPORT
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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
of the Exchange Act). ☒ Yes ☐ No
As of November 11, 2025, 6,016,197 shares of Class A common stock, par value $0.0001 per share, and 250,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
AltEnergy Acquisition Corp.
CONDENSED BALANCE SHEETS

	September 30, 2025 (unaudited)	December 31, 2024 (audited)
ASSETS
Current Assets:
Cash	$1,907	$18,458
Prepaid expenses - Short-Term	30,111	62,894
Income tax receivable	20,985	17,296
Other investments held for trading (Restricted)	100,331	101,511

Total Current Assets	153,334	200,159
Investments held in the Trust Account	6,149,592	8,544,857

Total Assets	$6,302,926	$8,745,016

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,037,140	$473,369
Accrued Tax Payable - Excise Tax	2,346,016	2,319,976
Other accrued expenses - deferred	2,415,350	2,082,125
Due to related party	1,234,285	872,888
Loan payable - Sponsor	2,894,000	2,335,000

Total Current Liabilities	9,926,791	8,083,358
Derivative warrant liabilities	585,000	81,900
Deferred underwriting commission	8,050,000	8,050,000

Total Liabilities	18,561,791	16,215,258
COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; 516,197 and 738,146 shares at September 30, 2025 and December 31, 2024, respectively – approximately $12.11 and $11.71 per share, respectively	6,249,923	8,646,368
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 5,500,000 issued and outstanding (excluding 516,197 and 738,146 shares subject to possible redemption) at September 30, 2025 and December 31, 2024, respectively	550	550
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 250,000 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	25	25
Additional paid-in capital	—	—
Accumulated deficit	(18,509,363)	(16,117,185)

Total Stockholders’ Deficit	(18,508,788)	(16,116,610)

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$6,302,926	$8,745,016

The accompanying notes are an integral part of these unaudited condensed financial statements.

AltEnergy Acquisition Corp.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
EXPENSES
Administrative Fee – related party	$45,000	$45,000	$135,000	$135,000
Consulting fees – related party	46,800	46,800	140,400	140,400
Business combination expenses	4,972	680,534	512,171	1,234,922
General and administrative	263,835	227,033	894,136	1,677,711

TOTAL EXPENSES	360,607	999,367	1,681,707	3,188,033

OTHER INCOME (EXPENSE)
Income earned on investments held in Trust Account	63,653	109,352	224,617	478,018
Income earned on cash and investment accounts	1,017	1,276	3,068	3,135
Change in fair value of warrant liabilities	(19,500)	235,000	(503,100)	705,000
Interest expense	(58,895)	(20,879)	(195,169)	(48,674)

TOTAL OTHER INCOME (EXPENSE), NET	(13,725)	324,749	(470,584)	1,137,479

Net income loss before income tax provision	(374,332)	(674,618)	(2,152,291)	(2,050,554)

Income tax provision	(6,310)	(17,218)	(6,368)	(70,349)

Net loss	$(380,642)	$(691,836)	$(2,158,659)	$(2,120,903)

Weighted average number of shares of Class A common stock outstanding, basic and diluted	6,016,197	6,238,146	6,109,692	6,565,914

Basic and diluted net loss per share of Class A common stock	$(0.06)	$(0.11)	$(0.34)	$(0.31)

Weighted average number of shares of Class B common stock outstanding, basic and diluted	250,000	250,000	250,000	250,000

Basic and diluted net loss per share of Class B common stock	$(0.06)	$(0.11)	$(0.34)	$(0.31)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AltEnergy Acquisition Corp.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, January 1, 2025	5,500,000	$550	250,000	$25	$—	$(16,117,185)	$(16,116,610)
Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	—	(90,250)	(90,250)
Net loss	—	—	—	—	—	(1,143,492)	(1,143,492)

Balance, March 31, 2025	5,500,000	$550	250,000	$25	$—	$(17,350,927)	$(17,350,352)
Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	—	(51,044)	(51,044)
Excise tax imposed on common stock redemptions	—	—	—	—	—	(26,039)	(26,039)
Net loss	—	—	—	—	—	(634,525)	(634,525)

Balance, June 30, 2025	5,500,000	$550	250,000	$25	$—	(18,062,535)	(18,061,960)
Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	—	(66,186)	(66,186)
Net loss	—	—	—	—	—	(380,642)	(380,642)

Balance, September 30, 2025	5,500,000	$550	250,000	$25	$—	(18,509,363)	(18,508,788)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, January 1, 2024	5,500,000	$550	250,000	$25	$—	$(12,864,985)	$(12,864,410)
Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	—	(212,490)	(212,490)
Net loss	—	—	—	—	—	(1,259,880)	(1,259,880)

Balance, March 31, 2024	5,500,000	$550	250,000	$25	$—	$(14,337,355)	$(14,336,780)
Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	—	(102,198)	(102,198)
Excise tax imposed on common stock redemptions						(95,130)	(95,130)
Net loss	—	—	—	—	—	(169,187)	(169,187)

Balance, June 3 0 , 2024	5,500,000	$550	250,000	$25	$—	$(14,703,870)	$(14,703,295)
Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	—	(92,073)	(92,073)
Net loss	—	—	—	—	—	(691,836)	(691,836)

Balance, September 3 0 , 2024	5,500,000	$550	250,000	$25	$—	$(15,487,779)	$(15,487,204)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AltEnergy Acquisition Corp.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Cash Flows From Operating Activities:
Net loss	$(2,158,659)	$(2,120,903)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(224,617)	(478,018)
Gain (loss) on change in fair value of derivative liabilities	503,100	(705,000)
Interest income earned on investment account	(3,054)	(3,086)
Changes in operating assets and liabilities:
Prepaid expenses	32,783	89,167
Income tax receivable	(3,689)	10,304
Other deferred expenses	333,225	1,436,122
Consulting fees payable – related party	140,400	140,400
Accrued income taxes payable	—	—
Accounts payable and accrued expenses	563,772	249,368

Net Cash Used In Operating Activities	(816,739)	(1,381,646)

Cash Flows From Investing Activities:
Cash withdrawn from Trust for Taxes	19,388	73,545
Cash withdrawn from Trust to Pay Redeeming Stockholders	2,603,925	9,513,007
Cash withdrawn from Investment Account into Trust for Redemptions	3,431	10,267
Cas withdrawn from Trust into Restricted Investment Account	(3,431)	(9,469)
Cash withdrawn from Investment Account for Account Fees	803	—

Net Cash Provided by Investing Activities	2,624,116	9,587,350

Cash Flows From Financing Activities:
Redemption of Class A common stock	(2,603,925)	(9,513,007)
Proceeds from loan payable - Sponsor	559,000	1,135,000
Proceeds from related party advances	220,997	183,649

Net Cash Used In Financing Activities	(1,823,928)	(8,194,358)

Net change in cash	(16,551)	11,346
Cash at beginning of period	18,458	74,974

Cash at end of period	$1,907	$86,320

Supplemental Schedule of Cash Flow Information:
Cash paid for income taxes	$10,057	$60,055
Supplemental Schedule of Non-cash Financing Activities:
Remeasurement of Class A common stock subject to possible redemption to redemption amount	$207,480	$406,761

Excise tax liability accrued for common stock redemptions	$26,039	$95,130
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
As of September 30, 2025, the Company had not commenced any operations. All activity for the period from February 9, 2021 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for an initial Business Combination. The Company will not generate any operating revenues until after completion of the Business Combination at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.
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
Simultaneously with the closing of the Initial Public Offering and the exercise by the underwriters of the over-allotment option, the Company consummated the private sale (the “Private Placement”) of an aggregate of 12,000,000 warrants (the “Private Placement Warrants”) allocating 11,600,000 warrants to AltEnergy Acquisition Sponsor LLC (the “Sponsor”) (including 1,200,000 warrants purchased in connection with the exercise of the over-allotment option) and 400,000 warrants to an affiliate of the underwriter, at a purchase price of
$
1.00
per Private Placement Warrant, generating gross proceeds to the Company in the amount of $
12,000,000
.
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
As of November 2, 2021, transaction costs amounted to $13,355,589 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees payable (held in the Trust Account) and $705,589 of costs related to the Initial Public Offering.
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
As of September 30, 2025 there was $6,149,592 (or approximately $11.91 per share) held in the Trust Account. Cash of $1,907 was held outside of the Trust Account on September 30, 2025 and was available for working capital purposes. As of September 30, 2025, there was $100,331 held in the restricted investment account which together with interest earned thereon and after payment of associated taxes and account fees up to $100,000 is reserved to pay dissolution costs and expenses in the event the Company fails to complete an initial business combination and is dissolved. To the extent such funds in the restricted investment account are insufficient (less than $100,000), additional funds will be dispersed from the Trust up to a combined total of $100,000 to pay dissolution costs and expenses in the event the Company is dissolved. Any amount in the restricted investment account in excess of $100,000 will be for the benefit of the Trust. If an initial business combination is consummated all funds then held in the restricted investment account, including amounts previously reserved to pay dissolution costs and expenses in the event the Company fails to complete an initial business combination will be for the benefit of the Trust. As described in Note 6, the deferred underwriting fees are contingent upon the consummation of the Business Combination.

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
Going Concern, Liquidity and Management’s Plan
As of September 30, 2025 there was $6,149,592 (or approximately $11.91 per share) held in the Trust Account. Cash of $1,907 was held outside of the Trust Account on September 30, 2025 and was available for working capital purposes. As of September 30, 2025, there was $100,331 held in the restricted investment account which together with interest earned thereon and after payment of associated taxes and account fees up to $100,000 is reserved to pay dissolution costs and expenses in the event the Company fails to complete an initial business combination and is dissolved. To the extent such funds in the restricted investment account are insufficient (less than $100,000), additional funds will be dispersed from the Trust up to a combined total of $100,000. Any amount in the restricted investment account in excess of $100,000 will be for the benefit of the Trust. If an initial business combination is consummated all funds then held in the restricted investment account, including amounts previously reserved to pay dissolution costs and expenses in the event the Company fails to complete an initial business combination will be for the benefit of the Trust. As described in Note 6, the $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination.
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
On June 16, 2025, the Company received a notice (the “Termination Notice”) from Car Tech stating that it was terminating the Merger Agreement pursuant to Section 10.1(i) of the Merger Agreement with immediate effect. On June 18, 2025, the Company sent a letter to Car Tech in response to the Termination Notice stating that the Company believes that the termination by Car Tech is invalid due to Car Tech’s previous and continuing breaches of certain key representations, warranties and covenants under the Merger Agreement that materially contributed to the failure of the Merger to be consummated on or before the Outside Date (as defined in the Merger Agreement) as provided in Section 10.1(i) of the Merger agreement. The Company further reserved all rights in full to pursue any and all remedies available to it under the Merger Agreement and at law. On June 23, 2025, the Company filed a Current Report on Form
8-K
with the Securities and Exchange Commission reporting the foregoing. On July 14, 2025, the Company received a letter from counsel at Car Tech denying that Car Tech’s termination of the Merger Agreement was invalid.
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
Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of December 31, 2024 filed with the SEC on Form
10-K
on March 28, 2025. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2025 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2025 and December 31, 2024, respectively.
Investments held in the Trust Account and the Investment Account
At September 30, 2025 and December 31, 2024, the Company’s portfolio of investments held in the Trust Account and the Investment Account were invested in mutual funds and government securities, which are reported at fair value, and are treated as trading securities. The Company’s portfolio of investments held in the Trust Account and the Investment Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities are recorded to net income each period. The estimated fair values of the investments held in the Trust Account and the Investment Account are determined using quoted market prices in active markets.
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
Class A common stock subject to possible redemption
The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2025 and December 31, 2024, the shares of Class A common stock subject to possible redemption in the amount of $6,249,923 and $8,646,368, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

At September 30, 2025 and December 31, 2024, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption at December 31, 2021	$234,600,000
Remeasurement adjustment of Class A common stock to redemption value	1,785,597

Class A common stock subject to possible redemption at December 31, 2022	$236,385,597
Remeasurement adjustment of Class A common stock to redemption value	2,240,671

Class A common stock subject to possible redemption at March 31, 2023	238,626,268
Remeasurement adjustment of Class A common stock to redemption value	1,003,291
Redemption of Class A common stock	(222,484,624)

Class A common stock subject to possible redemption at June 30, 2023	17,144,935
Remeasurement adjustment of Class A common stock to redemption value	299,813

Class A common stock subject to possible redemption at September 30, 2023	$17,444,748
Remeasurement adjustment of Class A common stock to redemption value	255,398

Class A common stock subject to possible redemption at December 31, 2023	$17,700,146
Remeasurement adjustment of Class A common stock to redemption value	212,490

Class A common stock subject to possible redemption at March 31, 2024	$17,912,636
Remeasurement adjustment of Class A common stock to redemption value	102,198
Redemption of Class A common stock	(9,513,007)

Class A common stock subject to possible redemption at June 30, 2024	$8,501,827
Remeasurement adjustment of Class A common stock to redemption value	92,073

Class A common stock subject to possible redemption at September 30, 2024	$8,593,900
Remeasurement adjustment of Class A common stock to redemption value	52,468

Class A common stock subject to possible redemption at December 31, 2024	$8,646,368
Remeasurement adjustment of Class A common stock to redemption value	90,250

Class A common stock subject to possible redemption at March 31, 2025	$8,736,618
Remeasurement adjustment of Class A common stock to redemption value	51,044
Redemption of Class A common stock	(2,603,925)

Class A common stock subject to possible redemption at June 30, 2025	$6,183,737
Remeasurement adjustment of Class A common stock to redemption value	66,186

Class A common stock subject to possible redemption at September 30, 2025	$6,249,923

Net loss per share
Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class
method in calculating earnings and losses per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2025 and December 31, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings and losses of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented. The warrants are exercisable to purchase 19,500,000 shares of Class A common stock in the aggregate.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For the Three Months Ended
	September 30, 2025
	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(365,456)	$(15,186)
Denominator:
Basic and diluted weighted average shares outstanding	6,016,197	250,000
Basic and diluted net loss per share of common stock	$(0.06)	$(0.06)

	For the Three Months Ended
	September 30, 2024
	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(665,178)	$(26,658)
Denominator:
Basic and diluted weighted average shares outstanding	6,238,146	250,000
Basic and diluted net loss per share of common stock	$(0.11)	$(0.11)

	For the Nine Months Ended
	September 30, 2025
	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(2,073,802)	$(84,857)
Denominator:
Basic and diluted weighted average shares outstanding	6,109,692	250,000
Basic and diluted net loss per share of common stock	$(0.34)	$(0.34)

	For the Nine Months Ended
	September 30, 2024
	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(2,043,111)	$(77,792)
Denominator:
Basic and diluted weighted average shares outstanding	6,565,914	250,000
Basic and diluted net loss per share of common stock	$(0.31)	$(0.31)
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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Our effective tax rate was (1.7)% and (2.6)% for the three months ended September 30, 2025 and 2024, respectively, and (0.3)% and (3.4)% for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2025, due to changes in fair value in warrant liability, non-deductible
acquisition costs, and the change in valuation allowance on the deferred tax assets.
On July 4, 2025, President Trump signed H.R. 1, the “One Big Beautiful Bill Act” (“OBBBA”) into law. The OBBBA makes permanent many of the provisions previously enacted as part of the 2017 Tax Cut and Jobs Act that were set to expire at the end of 2025 and includes other changes to certain U.S. corporate tax provisions including (i) the restoration of immediate expensing for domestic research and development expenditures, (ii) the reinstatement of 100% bonus depreciation for qualified property and (iii) favorably modifying the section 163(j) interest limitation (similar to EBITDA). FASB Topic 740, “Income Taxes”, requires the tax effects of changes in tax laws or rates be recognized in the period in which the law is enacted. The enactment of the OBBBA did not have a material impact on our provision, effective tax rate, or deferred tax balances as of September 30, 2025. We continue to evaluate the OBBBA and its requirements, but we do not expect a material impact on our financial statements.
Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. As such, the Company has recorded a 1% excise tax liability in the amount of $2,346,016 and $2,319,976 on the condensed balance sheets as of September 30, 2025 and December 31, 2024, respectively. The liability does not impact the condensed statements of operations and is offset against additional paid-in
capital or accumulated deficit if additional
paid-in
capital is not available. As of September 30, 2025 and December 31, 2024, the Company has accrued $308,459 and $52,294, respectively for interest and penalties on
unpaid taxes which is included in accounts payable and accrued expenses on the accompanying condensed balance sheets.
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
As of September 30, 2025 and December 31, 2024, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of September 30, 2025 and December 31, 2024 per Public Warrant to estimate the volatility for the Private Placement Warrants.
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
General and Administrative Services
The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor an aggregate of $15,000 per month for office space, utilities and secretarial, and administrative support services. This agreement was amended on January 28, 2023 to provide that, rather than be payable on a monthly basis, the payments due thereunder commencing with the monthly payment payable on or about February 28, 2023, shall accrue and be payable on the consummation of the Business Combination or the Company’s liquidation. During the three months ended September 30, 2025 and 2024, the Company recorded $45,000 in administrative fees. During the nine months ended September 30, 2025 and 2024, the Company recorded $135,000 in administrative fees. As of September 30, 2025 and December 31, 2024, there was a balance of $495,000 and $360,000, respectively, due to the affiliate, which amount is included in due to related party on the accompanying condensed balance sheets.

Convertible Working Capital Loan
In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into private placement units at a price of $1.00 per warrant at the option of the lender. As of September 30, 2025 and December 31, 2024, there was no outstanding balance.
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
A fourth commitment letter was dated July 08, 2024 for up to an additional $750,000. A fifth Commitment Letter was dated March 4, 2025 for up to an additional
 $475,000. The Sponsor is charging interest at the
mid-term
applicable federal rate at the time of funding. During the nine months ended September 30, 2025, the Sponsor loaned an aggregate of $559,000 to the Company for working capital purposes. The Sponsor loaned an additional $40,000 on each of October 08, 2025 and October 24, 2025, and an additional $51,000 on November 05, 2025. As of September 30, 2025 and December 31, 2024,
$
2,894,000
and $
2,335,000
remained outstanding, respectively. As of September 30, 2025 and December 31, 2024, there was accrued interest of $
177,685
and $
91,688
, respectively.
Consulting Agreement
The Company and its Chief Financial Officer (“CFO”) entered into a consulting agreement pursuant to which the CFO was entitled to receive $15,600 per month for services rendered, commencing February 1, 2021, through the closing of our initial business combination. On April 1, 2022, the agreement with the CFO was amended so that the CFO would be paid $10,400 per month and an additional amount of $5,200 per month beginning April 1, 2022 through the consummation of the initial business combination would become payable upon a successful consummation of a business combination. If a successful business combination does not occur, the Company would not be required to pay this additional contingent amount. The consulting agreement was further amended on January 1, 2023, to provide that commencing on January 1, 2023, 100% of the consulting fee of $15,600 per month shall be accrued by the Company for the CFO’s benefit to be paid upon the closing of a business combination if such closing occurs, and if such business combination does not occur, then the accrued amount shall not be due or paid. For the three months ended September 30, 2025 and 2024, the Company recorded $46,800 of compensation for services provided. For the nine months ended September 30, 2025 and 2024, the Company recorded $140,400 of compensation for services provided. As of September 30, 2025 and December 31, 2024, there was $561,600 and $421,200 accrued, respectively.
Limited Payments
The Company has agreed to pay its Chief Financial Officer a
one-time
fee of $150,000, upon the consummation of the initial business combination. The amount will only become payable upon a successful business combination. If a successful business combination does not occur, the Company will not be required to pay this contingent fee. This fee has therefore not been accrued for as of September 30, 2025 and December 31, 2024. There can be no assurances that the Company will complete a business combination.
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
Consulting Agreement
We have agreed to make payment to our Chief Financial Officer of $15,600 per month for his services prior to the consummation of our initial business combination. On April 1, 2022, the agreement with the Chief Financial Officer was amended so that he would be paid $10,400 per month, and an additional amount of $5,200 per month beginning April 1, 2022 through the consummation of the initial business combination will become payable to the Chief Financial Officer upon a successful consummation of a business combination. This agreement with the Chief Financial Officer was further amended on January 1, 2023, to provide that commencing on January 1, 2023, 100% of the consulting fee of $15,600 per month shall be accrued by the Company for the CFO’s benefit to be paid upon the closing of a business combination. If a successful business combination does not occur, we will not be required to pay any further amounts to our Chief Financial Officer. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Additionally, we have agreed to make one-time
payments of $150,000 to our Chief Financial Officer, subject to the terms of an independent consulting services agreements. For the three months ended September 30, 2025 and 2024, the Company recorded $46,800 of compensation for services provided. For the nine months ended September 30, 2025 and 2024, the Company recorded $140,400 of compensation for services provided. As of September 30, 2025 and December 31, 2024, there was $561,600 and $421,200 accrued, respectively.
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

NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
- The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
- The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there were 516,197 and 738,146 shares of the Class A common stock that were classified as temporary equity in the accompanying balance sheets, respectively. In addition, there were 5,500,000 shares of Class A Common Stock outstanding on September 30, 2025 and December 31, 2024 that were issued upon the conversion of 5,500,000 shares of Class B common stock into 5,500,000 shares of Class A common stock on April 28, 2023, which are not subject to redemption.
Class
 B Common Stock
- The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there were 250,000 shares of Class B common stock issued and outstanding.
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	September 30, 2025	December 31, 2024
Assets:
Investments Held for Trading	1	$100,331	$101,511
Investments held in Trust Account	1	$6,149,592	$8,544,857
Liabilities:
Warrant liability - Private Placement Warrants	3	$240,000	$33,600
Warrant liability - Public Warrants	1	$345,000	$48,300
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
Upon consummation of the Initial Public Offering, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half
of one Public Warrant) and (ii) the sale of Private Placement Warrants, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to shares of Class A common stock subject to possible redemption (temporary equity) based on their relative fair values at the initial measurement date. The Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the issuance due to the use of unobservable inputs. As of September 30, 2025 and December 31, 2024, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of September 30, 2025 and December 31, 2024 per Public Warrant to estimate the volatility for the Private Placement Warrants. As of September 30, 2025 and December 31, 2024, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs
The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2025:

Fair Value Measurement Using Level 3 Inputs Total
Balance, fair value at June 30, 2025	$232,000
Change in fair value of derivative warrant liabilities	8,000

Balance, fair value at September 30, 2025	$240,000

Fair Value Measurement Using Level 3 Inputs Total
Balance, fair value at December 31, 2024	$33,600
Change in fair value of derivative warrant liabilities	206,400

Balance, fair value at September 30, 2025	$240,000

As of September 30, 2025 and December 31, 2024, the fair value of the derivative feature of the Warrants was calculated using the following range of weighted average assumptions

	September 30, 2025	December 31, 2024
Risk-free interest rate	3.74%	4.38%
Expected volatility of underlying shares	5.00%	2.00%
Dividend yield	0.00%	0.00%
Probability of business combination	1.25%	0.30%
The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Total
Fair value at December 31, 2024	$33,600	$48,300	$81,900
Change in fair value	206,400	296,700	503,100

Fair value at September 30, 2025	$240,000	$345,000	$585,000

As of September 30, 2025 and December 31, 2024, the derivative liability was $585,000 and $81,900, respectively. In addition, for the three and nine months ended September 30, 2025, the Company recorded $19,500 and $503,100 as a loss on the change in fair value of the derivative warrants on the condensed statements of operations, respectively, and for the three and nine months ended September 30, 2024, the Company recorded $235,000 and $705,000 as a gain on the change in fair value of the derivative warrants on the condensed statements of operations, respectively .
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
The Company is a blank check company formed for the purpose of effecting a Business Combination. As of September 30, 2025, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash from the proceeds derived from the Initial Public Offering, and non-operating
income or expense from the changes in the fair value of warrant liability.
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
NOTE 11. SUBSEQUENT EVENTS
The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than additional fundings on the Sponsor’s Commitment Letter of Support as disclosed in Note 5, that would have required adjustment or disclosure in the financial statements.

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

Additional Extensions

Pursuant to the amendment to the Company’s Amended and Restated Certificate of Incorporation referred to above, the Board (i) on October 30, 2024, approved an extension of the date by which the Company is required to complete an initial business combination from November 2, 2024 to December 2, 2024; (ii) on November 25, 2024, approved an extension of the date by which the Company is required to complete an initial business combination from December 2, 2024 to January 2, 2025; (iii) on December 20, 2024, approved an extension of the date by which the Company is required to complete an initial business combination from January 2, 2025 to February 2, 2025; January 28, 2025, approved an extension of the date by which AltEnergy is required to complete an initial business combination from February 2, 2025 to March 2, 2025; (v) on February 25, 2025, approved an extension of the date by which AltEnergy is required to complete an initial business combination from March 2, 2025 to April 2, 2025; and (vi) on March 26, 2025 approved an extension of the date by which AltEnergy is required to complete an initial business combination from April 2, 2025 to May 2, 2025.

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

For the three months ended September 30, 2025 and 2024, we had a net loss of $380,642 and $691,836, respectively. Our net loss for the three months ended September 30, 2025 consisted of interest income earned on the funds held in Trust in the amount of $63,653, interest income earned on the operating account of $1,017 offset by operating expenses that total $360,607, interest expense of $58,895, a loss of $19,500 on the change in fair value of the derivative warrant liabilities associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants, and income tax expense of $6,310. Our net loss for the three months ended September 30, 2024 consisted of interest income earned on the funds held in Trust in the amount of $109,352, a gain of $235,000 on the change in fair value of the derivative warrant liabilities associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants, interest income earned on the operating account of $1,276 offset by operating expenses that total $999,367, interest expense of $20,879 and income tax expense of $17,218.

For the nine months ended September 30, 2025 and 2024, we had a net loss of $2,158,659 and $2,120,903, respectively. Our net loss for the nine months ended September 30, 2025 consisted of interest income earned on the funds held in Trust in the amount of $224,617, interest income earned on the operating account of $3,068 offset by operating expenses that total $1,681,707, interest expense of $195,169, a loss of $503,100 on the change in fair value of the derivative warrant liabilities associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants, and income tax expense of $6,368. Our net loss for the nine months ended September 30, 2024 consisted of interest income earned on the funds held in Trust in the amount of $478,018, a gain of $705,000 on the change in fair value of the derivative warrant liabilities associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants interest income earned on the operating account of $3,135 offset by operating expenses that total $3,188,033, interest expense of $48,674 and income tax expense of $70,349.

Going Concern Considerations, Liquidity and Capital Resources

As of September 30, 2025 there was $6,149,592 (or approximately $11.91 per share) held in the Trust Account. Cash of $1,907 was held outside of the Trust Account on September 30, 2025 and was available for working capital purposes. As of September 30, 2025, there was $100,331 held in the restricted investment account which together with interest earned thereon and after payment of associated taxes and account fees up to $100,000 is reserved to pay dissolution costs and expenses in the event the Company fails to complete an initial business combination and is dissolved. To the extent such funds in the restricted investment account are insufficient (less than $100,000), additional funds will be dispersed from the Trust up to a combined total of $100,000. Any amount in the restricted investment account in excess of $100,000 will be for the benefit of the Trust. If an initial business combination is consummated all funds then held in the restricted investment account, including amounts previously reserved to pay dissolution costs and expenses in the event the Company fails to complete an initial business combination will be for the benefit of the Trust. As described in Note 6 to the financial statements, the $8,050,000 deferred underwriting fees are contingent upon the consummation of an initial business combination.

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

As of September 30, 2025, we had cash of $102,238 held outside the Trust Account, of which $100,331 is held in a restricted account and reserved to pay taxes and dissolution costs and expenses in the event the Company fails to complete in initial business combination and is dissolved. We intend to use all of such funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The balance will be used to pay accrued taxes.

Convertible Working Capital Loan

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into private placement units at a price of $1.00 per warrant at the option of the lender. As of September 30, 2025 and December 31, 2024, there was no outstanding balance.

Loan Payable - Sponsor

Additionally, per a Commitment Letter, dated July 19, 2022, the Sponsor undertook upon the Company’s written request to make available an aggregate amount of up to $250,000 to provide the Company funds for working capital purposes to ensure that the Company would continue as a going concern for at least 12 months. A second Commitment Letter was dated May 4, 2023 for up to an additional $750,000. A third Commitment Letter was dated December 20, 2023 for up to an additional $800,000. A fourth commitment letter was dated July 08, 2024 for up to an additional $750,000. A fifth commitment letter was dated March 04, 2025 for up to an additional $475,000. The Sponsor is charging interest at the mid-term applicable federal rate at the time of funding. During the nine months ended September 30, 2025, the Sponsor loaned an aggregate of $559,000 to the Company for working capital purpose, respectively. The Sponsor loaned an additional $40,000 on each of October 08, 2025 and October 24, 2025, and an additional $51,000 on November 05, 2025. As of September 30, 2025 and December 31, 2024, $2,894,000 and $2,335,000 remained outstanding, respectively. As of September 30, 2025 and December 31, 2024, there was accrued interest of $177,685 and $91,688, respectively.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common stock subject to possible redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2025 and December 31, 2024, the shares of Class A common stock subject to possible redemption in the amount of $6,249,923 and $8,646,368 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively. The shares of Class A common stock that were issued upon conversion of shares of Class B common stock are not subject to redemption and accordingly are presented in the stockholders’ deficit section of the Company’s balance sheets.

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

As of September 30, 2025 and December 31, 2024, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of September 30, 2025 and December 31, 2024, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of September 30, 2025 and December 31, 2024, per Public Warrant, respectively, to estimate the volatility for the Private Placement Warrants. As of September 30, 2025 and December 31, 2024, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

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

Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented. As of September 30, 2025, the warrants are exercisable to purchase 19,500,000 shares of Class A common stock in the aggregate.

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

As of September 30, 2025, we were not subject to any market or interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this quarterly report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial and accounting officer (our “Certifying Officers”) previously evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded certain disclosure controls and procedures were not effective as of December 31, 2022 due to that material weaknesses that existed related to our accounting for complex financial instruments and our accounting and reporting for the completeness and accuracy of warrant liabilities and the corresponding change in the fair value of the warrant liability, which led to the restatement of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Management subsequently evaluated the effectiveness of our disclosure controls and procedures and additionally identified, as it relates to the material weakness discussed above relating to the accounting for complex financial instruments, a failure to properly record the capital contributions and related costs associated with non-redemption agreements entered into with certain stockholders of the Company in connection with the special meeting of stockholders of the Company held on April 28, 2023 that led to the restatement of the Company’s Quarterly Report on Form 10-Q for the quarterly periods ended June 30, 2023 and September 30, 2023. In addition, management identified a material weakness in relation to the accounting of contractual liabilities which led to errors in our financial statements in the accounting of consulting fees pursuant to a consulting agreement with our chief financial officer that led to the restatement of the Company’s Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2023, June 30, 2023, and September 30, 2023. In addition to the remediation steps discussed below, the Company has added additional steps to its internal financial review process in order to provide reasonable assurance that a reoccurrence of a material misstatement of any item in our financial statements will not occur. Our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation our principal executive officer and principal financial officer concluded that the previously identified material weaknesses have not been remediated and that no additional material weaknesses were identified.

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

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2025, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2025.

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

November 12, 2025

ALTENERGY ACQUISITION CORP.

By:	/s/ Russell Stidolph
Name:	Russell Stidolph
Title:	Chief Executive Officer
(principal executive officer)

By:	/s/ Jonathan Darnell
Name:	Jonathan Darnell
Title:	Chief Financial Officer
(principal executive officer)