Form 10-K
period 2025-12-31
AltEnergy Acquisition Corp
filed 2026-03-18
CIK 1852016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934
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
No ☐
The aggregate market value of the Registrant’s Common Stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed by reference to the closing price of the common stock reported on the OTC Pink Open Market on June 30, 2025, the last business day of the Registrant’s most recently completed second quarter, was $
5,998,158.
As of March
18
, 2026, 6,016,197 shares of Class A common stock, par value $0.0001, and 250,000 shares of Class B common stock, $0.0001 par value, were issued and outstanding.
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

PART I

References in this report to “we,” “us” or the “Company” refer to AltEnergy Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to AltEnergy Acquisition Sponsor, LLC, a Delaware limited liability company and an affiliate of Russell Stidolph, our Chief Executive Officer.

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

On November 2, 2021, we consummated our initial public offering (the “initial public offering”) of 23,000,000 units (the “Units”), including 3,000,000 Units sold pursuant to the exercise by the underwriters of their over-allotment option. Each Unit consisted of one share of Class A common stock, par value $0.0001 per share (“Class A Common Stock”) and one-half of one redeemable warrant (“Warrants”), each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds to the Company of $230,000,000. On November 2, 2021, simultaneously with the consummation of the initial public offering, we consummated a private placement (“the private placement”) of an aggregate of 12,000,000 warrants (the “private placement warrants”) at a price of $1.00 per private placement warrant, to the Sponsor and B. Riley Principal Investments, LLC (“BRPI”) an affiliate of B. Riley Securities, Inc. (“B. Riley”), an underwriter in the initial public offering, generating total gross proceeds of $12,000,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

In consideration of the foregoing agreement, immediately prior to, and substantially concurrently with, the closing of an initial business combination, (i) the Sponsor (or its designees) will surrender and forfeit to the Company for no consideration an aggregate of 250,000 shares of the Company’s Class B common stock, par value $0.0001 per share, held by the Sponsor (the “Forfeited Shares”) and (ii) the Company will issue to the Holders a number of Class A Shares equal to the Forfeited Shares.

The foregoing description of the Non-Redemption Agreements do not purport to be complete and is qualified in its entirety by reference to the form of Non-Redemption Agreement filed as Exhibit 10.10 to this Form 10-K and incorporated herein by reference.

On April 28, 2023, following the approval by the stockholders of the Company at a special meeting of stockholders, the Company filed an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to extend the date from May 2, 2023 (18 months from the closing of the Initial Public Offering), to May 2, 2024 (30 months from the closing of the Initial Public Offering) (the “Extension,”) by which the Company was required (1) consummate a business combination or (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and redeem all of the Class A Shares included as part of the units sold in the Company’s Initial Public Offering. Stockholders holding 21,422,522 Class A Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account in connection with the Extension. As a result, $222,484,624 (approximately $10.38 per share) was removed from the Trust Account on or about May 15, 2023 to pay such holders, and an additional $855,762 (including $100,000 reserved to pay dissolution costs and expenses discussed below) was removed from the Trust Account on or about May 9, 2023 and deposited into a restricted investment account.

On April 16, 2024, the Company held a special meeting of stockholders (the “April 2024 Special Meeting”). As of March 5, 2024, the record date of the April 2024 Special Meeting, there were 7,327,478 issued and outstanding shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”) comprised of 7,077,478 shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A Shares”), and 250,000 shares of the Company’s Class B common stock, par value $0.0001 per share. At the April 2024 Special Meeting, the Company’s stockholders approved the proposal to file an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware (the “Amendment”) to extend the date from May 2, 2024 to November 2, 2024 (the “Extended Date”) and to allow the board of directors of the Company (the “Board”), without another stockholder vote, to elect to further extend the date to consummate an initial business combination after the Extended Date up to six times, by an additional month each time, upon two days’ advance notice prior to the applicable deadline, up to May 2, 2025 (the “Additional Extension Date” and together with the Extended Date the “Extension” and such proposal, the “Extension Proposal”); by which the Company was required (1) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “initial business combination”) or (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and redeem all of the Class A Shares included as part of the units sold in the Company’s initial public offering. On April 17, 2024, to effectuate the Extension, the Company filed the Amendment with the Secretary of State of the State of Delaware.

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

Pursuant to the amendment to AltEnergy’s Amended and Restated Certificate of Incorporation referred to above, the Board (i) on October 30,2024, approved an extension of the date by which AltEnergy was required to complete an initial business combination from November 2, 2024 to December 2, 2024; (ii) on November 25, 2024, approved an extension of the date by which AltEnergy was required to complete an initial business combination from December 2, 2024 to January 2, 2025; (iii) on December 20, 2024, approved an extension of the date by which AltEnergy was required to complete an initial business combination from January 2, 2025 to February 2, 2025; (iv) on January 28, 2025, approved an extension of the date by which AltEnergy was required to complete an initial business combination from February 2, 2025 to March 2, 2025; (v) on February 25, 2025, approved an extension of the date by which AltEnergy was required to complete an initial business combination from March 2, 2025 to April 2, 2025; and (vi) on March 26, 2025, approved an extension of the date by which AltEnergy was required to complete an initial business combination from April 2, 2025 to May 2, 2025.

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

As of December 31, 2025 there was $6,196,874 (or approximately $12.00 per share) held in the Trust Account. Cash of $18,708 was held outside of the Trust Account on December 31, 2025 and was available for working capital purposes. As of December 31, 2025, there was $101,025 held in the restricted investment account which together with interest earned thereon and after payment of associated taxes and account fees up to $100,000 is reserved to pay dissolution costs and expenses in the event the Company fails to complete an initial business combination and is dissolved. To the extent such funds in the restricted investment account are insufficient (less than $100,000), additional funds will be dispersed from the Trust up to a combined total of $100,000 to pay dissolution costs and expenses in the event the Company is dissolved. Any amount in the restricted investment account in excess of $100,000 will be for the benefit of the Trust. If an initial business combination is consummated all funds then held in the restricted investment account, including amounts previously reserved to pay dissolution costs and expenses in the event the Company fails to complete an initial business combination will be for the benefit of the Trust.

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

Item 1A. Risk Factors.

In addition to the factors discussed elsewhere in this Form 10-K, the following risks and uncertainties could materially and adversely affect the Company’s business, financial condition, results of operations, and cash flows. Additional risks and uncertainties not presently known to the Company also may impair the Company’s business operations and financial condition. Under our amended and restated certificate of incorporation, we may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation or on our initial business combination or that would entitle holders thereof to receive funds from the trust account. Our initial stockholders will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and have the discretion to vote in any manner they choose. Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination on or prior to May 1, 2026 (unless such date is further extended by an amendment to the Company’s Certificate of Incorporation), or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. Our Sponsor, officers and directors have entered into a letter agreement with us pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

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

Pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, as well as any public shares purchased during or after the initial public offering (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares and private shares, we would not need any of the 516,197 remaining shares that were sold in the initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved.

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

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. While we previously amended our amended and restated certificate of incorporation on April 25, 2025 we cannot assure you that we will not seek to further amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending provisions in our amended and restated certificate of incorporation that relate to our pre-initial business combination activity will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 50% of the then outstanding public warrants and, solely with respect to any amendment to the terms of the private warrants or any provision of the warrant agreement with respect to the private warrants, 50% of the number of the then outstanding private warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination on or prior to May 1, 2026 (unless such date is further extended by an amendment to the Company’s Certificate of Incorporation) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity. Our Sponsor, which beneficially owns approximately 91.8% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and will have the discretion to vote in any manner it chooses. As a result, we will be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of the initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our Sponsor, which beneficially owns approximately 91.8% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner it chooses. As a result, we will be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which stockholders do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination on or prior to May 1, 2026 (unless such date is further extended by an amendment to the Company’s Certificate of Incorporation) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay taxes, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

Our Sponsor may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our Sponsor currently owns approximately 91.8% of our issued and outstanding shares of common stock. Accordingly, our Sponsor may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that public stockholders do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. In addition, our board of directors, whose members were elected by certain of our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

Our public warrants, founder shares and private placement warrants (including the securities contained therein) may have an adverse effect on the market price of our Class A common stock.

We issued warrants to purchase 11,500,000 shares of our Class A common stock at a price of $11.50 per share (subject to adjustment as provided herein), as part of the units offered by the initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 12,000,000 private warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share, subject to adjustment as provided herein of which 8,000,000 remain outstanding following the forfeiture of 4,000,000 private placement warrants by our Sponsor on December 31, 2024 for no consideration.

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

Our stockholders, prior to the initial business combination, will likely collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we will likely pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction would own less than a majority of our outstanding shares of common stock subsequent to such transaction. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

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

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the Securities and Exchange Commission (“SEC”), which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We have until May 1, 2026, unless such date is further extended by an amendment to the Company’s Certificate of Incorporation, to consummate an initial business combination. Although we intend to complete a business combination prior to such deadline, it is uncertain that we will be able consummate an initial business combination by either date. If an initial business combination is not consummated by the required dates, there will be a mandatory liquidation and subsequent dissolution. In connection with our assessment of going concern considerations in accordance with the authoritative guidance in ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that the mandatory liquidation, and subsequent dissolution, should we be unable to complete a business combination, raises substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

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

We are required to comply with the SEC rules implementing Sections 302 and 404 of The Sarbanes- Oxley Act (“SOXA”), which require management to certify financial and other information in our quarterly and annual reports. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. We are also required to report any material weakness in such internal control. A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures or internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected and corrected on a timely basis.

As disclosed under “Item 9A. Controls and Procedures” of this Form 10-K, (i) during the course of preparing our audited financial statements for our Annual Report on Form 10-K for the year ended December 31, 2022, our principal executive officer and principal financial officer concluded that certain disclosure controls and procedures were not effective as of December 31, 2022, due to a material weakness that existed related to our accounting for complex financial instruments and our accounting and reporting for the completeness and accuracy of warrant liabilities and the corresponding change in the fair value of the warrant liability; (ii) during the course of preparing our audited financial statements for our Annual Report on Form 10-K for the year ended December 31, 2023, our principal executive officer and principal financial and accounting officer identified as it relates to the material weakness relating to accounting for complex financial instruments, a failure to properly record in the Company’s financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2023, and September 30, 2023, the capital contributions and related costs associated with non-redemption agreements entered into with certain stockholders of the Company in connection with the special meeting of stockholders of the Company held on April 28, 2023; and (iii) during the course of preparing our audited financial statements for our Annual Report on Form 10-K for the year ended December 31, 2023, our principal executive officer and principal financial officer identified a material weakness in relation to the accounting of contractual liabilities which led to errors in the accounting of consulting fees pursuant to a consulting agreement with our chief financial officer in our financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023, June 30, 2023, and September 30, 2023. Our principal executive officer and principal financial officer concluded that certain disclosure controls and procedures were not effective as of December 31, 2025.

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

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

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

Our amended and restated certificate of incorporation provides that we must complete our initial business combination on or prior to May 1, 2026 (unless such date is further extended by an amendment to the Company’s Certificate of Incorporation). We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

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

Our public stockholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination on or prior to May 1, 2026 (unless such date is further extended by an amendment to the Company’s Certificate of Incorporation) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we do not complete an initial business combination on or prior to May 1, 2026 (unless such date is further extended by an amendment to the Company’s Certificate of Incorporation), subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If we have not completed an initial business combination on or prior to May 1, 2026 (unless such date is further extended by an amendment to the Company’s Certificate of Incorporation), our public stockholders may be forced to wait beyond such date before redemption from our trust account.

If we have not completed an initial business combination on or prior to May 1, 2026 (unless such date is further extended by an amendment to the Company’s Certificate of Incorporation), the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of the interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public stockholders from the trust account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond such date before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we complete our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we do not complete our initial business combination.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination on or prior to May 1, 2026 (unless such date is further extended by an amendment to the Company’s Certificate of Incorporation) may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 30th month from the closing of the initial public offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination on or prior to May 1, 2026 (unless such date is further extended by an amendment to the Company’s Certificate of Incorporation) is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the election of directors. Holders of our public shares will not be entitled to vote on the election of directors during such time. Accordingly, public stockholders may not have any say in the management of our company prior to the consummation of an initial business combination.

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

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure holders of warrants that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis in which case the number of shares of our Class A common stock that holders of warrants will receive upon cashless exercise will be based on a formula subject to a maximum number of shares equal to 0.361 shares of our Class A common stock per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the foregoing, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. I n no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue-sky laws of the state of residence in those states in which the warrants were offered by us in the initial public offering. However, there may be instances in which holders of our public warrants may be unable to exercise such public warrants but holders of our private warrants may be able to exercise such private warrants.

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

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity). However, our amended and restated certificate of incorporation provides, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination on or prior to May 1, 2026 (unless such date is further extended by an amendment to the Company’s Certificate of Incorporation) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years through the end of 2026, after which we will be subject to additional disclosure requirements, unless we qualify as a smaller reporting company as noted below. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination on or prior to May 1, 2026 (unless such date is further extended by an amendment to the Company’s Certificate of Incorporation) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination on or prior to May 1, 2026 (unless such date is further extended by an amendment to the Company’s Certificate of Incorporation), our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless.

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
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. As such, the Company has recorded a 1% excise tax liability in the amount of $2,346,016 and $2,319,976 on the balance sheet as of December 31, 2025 and 2024, respectively. The liability does not impact the statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.
On November 24, 2025, the IRS published final regulations providing transitional relief for certain types of stock issued prior to the date of enactment of the IRA (August 16, 2022) if the covered corporation no longer has discretion as to whether to repurchase such stock after that date. This departs from earlier IRS guidance regarding repurchases of corporate stock. As the Company’s Initial Public Offering was on November 2, 2021, the Company is eligible for transition relief from the excise tax. As such, the Company intends to file Form 720-X, Amended Quarterly Excise Tax Returns for the quarters in which we filed the original Form 720, Quarterly Federal Excise Tax Returns, and attach a corrected Form 7208, Excise Tax on Repurchase of Corporate Stock to each amended Form 720-X filing. Since the Company has not paid the excise tax reported on previous filed Form 720 Excise Tax Returns, the amended Form 720-X is being filed to remove the excise tax liability obligation and to request abatement of outstanding interest and penalties on the unpaid excise tax. The Company intends to remove the accrued excise tax liability, interest, and penalties in a subsequent reporting period if the IRS accepts the amended Form 720-X filings and agrees to abate all interest and penalties. The excise tax liability, penalties, and interest accrued through December 31, 2025 ($2,346,016, $237,414, and $195,644, respectively) could be removed in an earlier reporting period if the IRS publishes additional guidance clarifying certain definitions included in the final regulations which may be applicable to the Company’s situation.
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

Holders

As of March 15, 2026, there was 1 holder of record of our units, 2 holders of record of our Class A common stock and 3 holders of record of our warrants.

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

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends

•	on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other purposes and other disadvantages compared to our competitors who have less debt.

In the short term, we are incurring costs in the pursuit of our initial business combination plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Extension of Combination Period

April 2024 Special Meeting

On April 16, 2024, the Company held a special meeting of stockholders (the “April 2024 Special Meeting”). As of March 5, 2024, the record date of the April 2024 Special Meeting, there were 7,327,478 issued and outstanding shares of Common Stock comprised of 7,077,478 shares of the Company’s Class A Shares, and 250,000 shares of the Company’s Class B common stock, par value $0.0001 per share. At the April 2024 Special Meeting, AltEnergy’s stockholders approved the proposal to file an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware (the “Amendment”) to extend the date from May 2, 2024, to November 2, 2024 (the “Extended Date”) and to allow the board of directors of the Company (the “Board”), without another stockholder vote, to elect to further extend the date to consummate an initial business combination after the Extended Date up to six times, by an additional month each time, upon two days’ advance notice prior to the applicable deadline, up to May 2, 2025 (the “Additional Extension Date” and together with the Extended Date the “Extension” and such proposal, the “Extension Proposal”); by which the Company was required (1) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “initial business combination”) or (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and redeem all of the Class A Shares included as part of the units sold in the Company’s IPO that was consummated on November 2, 2021. On April 17, 2024, to effectuate the Extension, the Company filed the Amendment with the Secretary of State of the State of Delaware.

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

Additional Extensions

Pursuant to the amendment to the Company’s Amended and Restated Certificate of Incorporation referred to above, the Board (i) on October 30, 2024, approved an extension of the date by which the Company was required to complete an initial business combination from November 2, 2024 to December 2, 2024; (ii) on November 25, 2024, approved an extension of the date by which the Company was required to complete an initial business combination from December 2, 2024 to January 2, 2025; (iii) on December 20, 2024, approved an extension of the date by which the Company was required to complete an initial business combination from January 2, 2025 to February 2, 2025; January 28, 2025, approved an extension of the date by which the Company was required to complete an initial business combination from February 2, 2025 to March 2, 2025; (v) on February 25, 2025, approved an extension of the date by which the Company was required to complete an initial business combination from March 2, 2025 to April 2, 2025; (vi) on March 26, 2025 approved an extension of the date by which the Company was required to complete an initial business combination from April 2, 2025 to May 2, 2025.

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

Our net loss for the year ended December 31, 2025 consisted of interest income earned on the funds held in Trust in the amount of $283,899 and interest earned on the operating and investment accounts of $4,019 offset by operating expenses that total $2,028,609, interest expense of $284,452, a loss of $308,100 on the change in fair value of the derivative warrant liabilities associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants and income tax expense of $6,368.

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

Going Concern Considerations, Liquidity and Capital Resources

As of December 31, 2025 there was $6,196,874 (or approximately $12.00 per share) held in the Trust Account. Cash of $18,708 was held outside of the Trust Account on December 31, 2025 and was available for working capital purposes. As of December 31, 2025, there was $101,025 held in the restricted investment account which together with interest earned thereon and after payment of associated taxes and account fees up to $100,000 is reserved to pay dissolution costs and expenses in the event the Company fails to complete an initial business combination and is dissolved. To the extent such funds in the restricted investment account are insufficient (less than $100,000), additional funds will be dispersed from the Trust up to a combined total of $100,000. Any amount in the restricted investment account in excess of $100,000 will be for the benefit of the Trust. If an initial business combination is consummated all funds then held in the restricted investment account, including amounts previously reserved to pay dissolution costs and expenses in the event the Company fails to complete an initial business combination will be for the benefit of the Trust. As described in Note 6 to the financial statements, up to $8,050,000 deferred underwriting fees are contingent upon the consummation of a Business Combination.

We intend to use all of such funds held outside the Trust Account other than the $100,000 reserved to pay dissolution costs and expenses primarily to perform business, legal and financial due diligence in connection with a business combination.

For the year ending December 31, 2025, cash used in operating activities was $1,795,718, consisting primarily of net loss of $2,339,611, including interest income on the funds held in the Trust of $283,899, interest income earned on the operating and investment accounts of $3,671 offset by a loss on the change in the fair value of the warrant liabilities of $308,100 and changes in operating assets and liabilities providing $523,363 of cash from operating activities.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) ASC Subtopic 205-40, “Presentation of Financial Statements — Going Concern,” management has determined that the Company may lack the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Management has also determined that, in accordance with the Company’s amended and restated articles of incorporation, unless the Company completes a business combination on or prior to May 1, 2026 or the Company’s articles of incorporation are further amended to extend such date beyond May 1, 2026, the Company will cease all operations, redeem the public shares and thereafter liquidate and dissolve. These conditions raise substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.

The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding the deferred underwriting commissions, and amounts paid to redeem public shares, to complete an initial business combination. To the extent that capital stock or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the Trust Account will be used as working capital. If an initial business combination agreement requires the Company to use a portion of the cash in the Trust Account to pay the purchase price or requires the Company to have a minimum amount of cash at closing, the Company will need to reserve a portion of the cash in the Trust Account to meet such requirements and arrange for third-party financing.

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

Convertible Working Capital Loan

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into private placement units at a price of $1.00 per warrant at the option of the lender. There is no outstanding balance as of December 31, 2025 and 2024.

Loan Payable — Sponsor

Per a Commitment Letter, dated July 19, 2022, the Sponsor undertook upon the Company’s written request to make available an aggregate amount of up to $250,000 to provide the Company funds for working capital purposes to ensure that the Company would continue as a going concern for at least 12 months. A second Commitment Letter was dated May 4, 2023 for up to an additional $750,000. A third Commitment Letter was dated December 20, 2023 for up to another $800,000. A fourth Commitment Letter was dated July 8, 2024 for up to another $750,000. A fifth Commitment Letter was dated March 04, 2025 for up to an additional $475,000. A sixth Commitment Letter was dated November 12, 2025 for up to an additional $100,000. A seventh Commitment Letter was dated December 23, 2025 for up to an additional $800,000. The Sponsor is charging interest at the mid-term applicable federal rate the at the time of funding. During the year ended December 31, 2025, the Sponsor loaned an aggregate of $1,465,000 to the Company for working capital purposes. As of December 31, 2025 and 2024, $3,800,000 (plus $210,542 of accrued interest) and $2,335,000 (plus $91,688 of accrued interest) remained outstanding, respectively.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common stock subject to possible redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2025 and 2024, the shares of Class A common stock subject to possible redemption in the amount of $6,297,899 and $8,646,368 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively. The shares of Class A common stock that were issued upon conversion of shares of Class B common stock are not subject to redemption and accordingly are presented in the stockholders’ deficit section of the Company’s balance sheets.

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

Warrants Instruments

We evaluated the Warrants in accordance with ASC 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers as well as provisions that provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant, precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815 and are not eligible for an exception from derivative accounting, the Warrants are recorded as derivative liabilities on the Balance Sheet. Upon consummation of the Initial Public Offering, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of shares of Class B common stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to shares of Class A common stock subject to possible redemption (temporary equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date. The Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

As of December 31, 2025 and 2024, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of December 31, 2025 and 2024, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of December 31, 2025 and 2024 per Public Warrant to estimate the volatility for the Private Placement Warrants. As of December 31, 2025 and 2024, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

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

Net income (loss) per share

Net income (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the period presented. As of December 31, 2025, the warrants are exercisable to purchase 19,500,000 shares of Class A common stock in the aggregate.

Recent accounting pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”). The ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in the ASU address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. We adopted ASU2023-09 for the annual period beginning January 1, 2025.

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
(the “Company”) as of December 31, 2025, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2025 , and the related notes
(collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 and Note 10 to the financial statements, the Company adopted ASU
2023-09,
Income Taxes (Topic 740) – Improvements to Income Tax Disclsoures
as of January 1, 2025. We have also audited the adjustments necessary to the 2024 income tax information and to reflect the adoption of ASU
2023-09,
Income Taxes (Topic 740)
¸to the 2024 income tax information, as provided in Note 2 and 10. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the 2024 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2024 financial statements taken as a whole.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before May 1, 2026. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to May 1, 2026, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond May 1, 2026 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.
/s/ CBIZ CPA
S
P.C.
CBIZ CPAs P.C.
We have served as the Company’s auditor since 2021
(such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).
New York, NY
March 18, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
AltEnergy Acquisition Corp.
Opinion on the Financial Statements
We have audited, before the effects of the adjustments to retrospectively adopt ASU 2023-09,
Income Taxes (Topic 740) — Improvements to Income Tax Disclsoures
discussed in Note 2 and Note 10 to the financial statements, the accompanying balance sheet of AltEnergy Acquisition Corp. (the “Company”) as of December 31, 2024, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”), (the 2024 financial statements before the effects of the adjustments discussed in Note 2 and Note 10 are not presented herein). The 2024 financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. In our opinion, the 2024 financial statements, before the effects of the adjustments to retrospectively adopt ASU 2023-09,
Income Taxes (Topic 740) — Improvements to Income Tax Disclsoures
discussed in Note 2 and Note 10, present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively adopt
ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures
discussed in Note 2 and Note 10 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by CBIZ CPAs P.C.
Explanatory Paragraph — Going Concern
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor from 2021 to 2025.
New York, NY
March 28, 2025

AltEnergy Acquisition Corp.
BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash	$18,708	$18,458
Prepaid expenses – Short-Term	57,130	62,894
Income tax receivable	20,986	17,296
Other investments held for trading (Restricted)	101,025	101,511

Total Current Assets	197,849	200,159
Investments held in the Trust Account	6,196,874	8,544,857

Total Assets	$6,394,723	$8,745,016

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$615,096	$473,369
Accrued Tax Payable – Excise Tax	2,346,016	2,319,976
Other accrued expenses – deferred	2,274,486	2,082,125
Due to related party	1,358,942	872,888
Loan payable – Sponsor	3,800,000	2,335,000

Total Current Liabilities	10,394,540	8,083,358
Derivative warrant liabilities	390,000	81,900
Deferred underwriting commission	8,050,000	8,050,000

Total Liabilities	18,834,540	16,215,258
COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; 516,197 and 738,146 shares at December 31, 2025 and 2024, respectively – approximately $12.20 and $11.71 per share, respectively	6,297,899	8,646,368
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 5,500,000 issued and outstanding (excluding 516,197 and 738,146 shares subject to possible redemption) at December 31, 2025 and 2024, respectively	550	550
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 250,000 shares issued and outstanding at December 31, 2025 and 2024, respectively	25	25
Additional paid-in capital	—	—
Accumulated deficit	(18,738,291)	(16,117,185)

Total Stockholders’ Deficit	(18,737,716)	(16,116,610)

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$6,394,723	$8,745,016

The accompanying notes are an integral part of these financial statements.

3
5

AltEnergy Acquisition Corp.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2025	2024
EXPENSES
Administrative Fee - related party	$180,000	$180,000
Consulting fees - related party	187,200	187,200
Business combination expenses	512,171	1,669,253
General and administrative	1,149,238	1,906,428

TOTAL EXPENSES	2,028,609	3,942,881

OTHER INCOME (EXPENSE)
Income earned on investments held in Trust Account	283,899	576,286
Income earned on cash and investment accounts	4,019	4,285
Change in fair value of warrant liabilities	(308,100)	858,100
Interest expense	(284,452)	(102,355)

TOTAL OTHER INCOME (EXPENSE), NET	(304,634)	1,336,316

Net loss before income tax provision	(2,333,243)	(2,606,565)

Income tax provision	(6,368)	(91,276)

Net loss	$(2,339,611)	$(2,697,841)

Weighted average number of shares of Class A common stock outstanding, basic and diluted	6,086,126	6,483,524

Basic and diluted net loss per share of Class A common stock	$(0.37)	$(0.40)

Weighted average number of shares of Class B common stock outstanding, basic and diluted	250,000	250,000

Basic and diluted net loss per share of Class B common stock	$(0.37)	$(0.40)

The accompanying notes are an integral part of these financial statements.

3
6

AltEnergy Acquisition Corp.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2025

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, January 1, 2025	5,500,000	$550	250,000	$25	$—	$(16,117,185)	$(16,116,610)
Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	—	(255,456)	(255,456)
Excise tax imposed on common stock redemptions	—	—	—	—	—	(26,039)	(26,039)
Net loss	—	—	—	—	—	(2,339,611)	(2,339,611)

Balance, December 31, 2025	5,500,000	$550	250,000	$25	$—	(18,738,291)	(18,737,716)

FOR THE YEAR ENDED DECEMBER 31, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, January 1, 2024	5,500,000	$550	250,000	$25	$—	$(12,864,985)	$(12,864,410)
Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	—	(459,229)	(459,229)
Excise tax imposed on common stock redemptions	—	—	—	—	—	(95,130)	(95,130)
Net loss	—	—	—	—	—	(2,697,841)	(2,697,841)

Balance, December 31, 2024	5,500,000	$550	250,000	$25	$—	$(16,117,185)	$(16,116,610)

The accompanying notes are an integral part of these financial statements.

3
7

AltEnergy Acquisition Corp.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Cash Flows From Operating Activities:
Net loss	$(2,339,611)	$(2,697,841)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(283,899)	(576,286)
Loss (gain) on change in fair value of derivative liabilities	308,100	(858,100)
Interest income earned on investment account	(3,671)	(4,285)
Changes in operating assets and liabilities:		—
Prepaid expenses	5,764	90,604
Income tax receivable	(3,690)	6,231
Other deferred expenses	192,361	1,741,334
Consulting fees payable - related party	187,200	187,200
Accrued income taxes payable	—	—
Accounts payable and accrued expenses	141,728	346,001

Net Cash Used In Operating Activities	(1,795,718)	(1,765,142)

Cash Flows From Investing Activities:
Cash withdrawn from Trust for Taxes	31,388	120,225
Cash withdrawn from Trust to Pay Redeeming Stockholders	2,603,925	9,513,007
Cash withdrawn from Investment Account into Trust for Redemptions	3,431	10,267
Cash withdrawn from Trust into Restricted Investment Account	(3,431)	(9,150)
Cash withdrawn from Investment Account for Account Fees	726	—

Net Cash Provided by Investing Activities	2,636,039	9,634,349

Cash Flows From Financing Activities:
Redemption of Class A common stock	(2,603,925)	(9,513,007)
Proceeds from loan payable - Sponsor	1,465,000	1,335,000
Proceeds from related party advances	298,854	252,284

Net Cash Used In Financing Activities	(840,071)	(7,925,723)

Net change in cash	250	(56,516)
Cash at beginning of year	18,458	74,974

Cash at end of year	$18,708	$18,458

Supplemental Schedule of Cash Flow Information:
Cash paid for income taxes	$10,058	$85,055
Supplemental Schedule of Non-cash Financing Activities:
Remeasurement of Class A common stock subject to possible redemption to redemption amount	$255,456	$459,229
Excise tax liability accrued for common stock redemptions	$26,039	$95,130
The accompanying notes are an integral part of these financial statements.

3
8

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
As of December 31, 2025, the Company had not commenced any operations. All activity for the period from February 9, 2021 (inception) through December 31, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after completion of the Business Combination at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.
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
On April 28, 2023, following the approval by the stockholders of the Company at a special meeting of stockholders the Company filed an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to extend the date from May 2, 2023 (18 months from the closing of the Initial Public Offering), to May 2, 2024 (30 months for the closing of the Initial Public Offering) (the “
Extension,
”) by which the Company was required to (1) consummate a Business Combination or (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and redeem all of the Class A Shares included as part of the units sold in the Company’s Initial Public Offering. Stockholders holding 21,422,522 Class A Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account in connection with the Extension. As a result, $222,484,624 (approximately $10.38 per share) was removed from the Trust Account on or about May 15, 2023 to pay such holders, and an additional $855,762 (including $100,000 reserved to pay dissolution costs and expenses discussed below) was removed from the Trust Account on or about May 9, 2023 and deposited into a restricted investment account.
On April 16, 2024, the Company held a special meeting of stockholders (the “April 2024 Special Meeting”). As of March 5, 2024, the record date of the April 2024 Special Meeting, there were 7,327,478 issued and outstanding shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”) comprised of 7,077,478 shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A Shares”), and 250,000 shares of the Company’s Class B common stock, par value $0.0001 per share. At the April 2024 Special Meeting, the Company’s stockholders approved the proposal to file an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware (the “Amendment”) to extend the date from May 2, 2024 to November 2, 2024 (the “Extended Date”) and to allow the board of directors of the Company (the “Board”), without another stockholder vote, to elect to further extend the date to consummate an initial business combination after the Extended Date up to six times, by an additional month each time, upon two days’ advance notice prior to the applicable deadline, up to May 2, 2025 (the “Additional Extension Date” and together with the Extended Date the “Extension” and such proposal, the

3
9

“Extension Proposal”); by which the Company was required to (1) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “initial business combination”) or (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and redeem all of the Class A Shares included as part of the units sold in the Company’s initial public offering. On April 17, 2024, to effectuate the Extension, the Company filed the Amendment with the Secretary of State of the State of Delaware. On October 30, 2024, in accordance with the Amendment, the Board elected to further extend the date to consummate an initial business combination from November 2, 2024, to December 2, 2024 (the “First Optional Extension Date”), and on October 31, 2024, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission to effect the required two days’ notice.
At the
April 2024
Special Meeting, the Company’s stockholders also approved a proposal to amend our amended and restated certificate of incorporation to eliminate the limitation that the Company shall not redeem Class A Common Stock included as part of the units sold in the IPO (including any shares issued in exchange thereof, the “public shares”) to the extent that such redemption would cause our net tangible assets to be less than $
5,000,001
(the “Redemption Limitation”) to allow us to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation.
Stockholders holding 839,332 Class A Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account (“Trust Account”) in connection with the Extension. As a result, $9,513,007 (approximately $11.33 per share) was removed from the Trust Account to pay such holders.
Pursuant to the amendment to AltEnergy’s Amended and Restated Certificate of Incorporation referred to above, the Board (i) on October 30, 2024, approved an extension of the date by which AltEnergy was required to complete an initial business combination from November 2, 2024 to December 2, 2024; (ii) on November 25, 2024, approved an extension of the date by which AltEnergy was required to complete an initial business combination from December 2, 2024 to January 2, 2025; (iii) on December 20, 2024, approved an extension of the date by which AltEnergy was required to complete an initial business combination from January 2, 2025 to February 2, 2025; (iv) January 28, 2025, approved an extension of the date by which AltEnergy was required to complete an initial business combination from February 2, 2025 to March 2, 2025; (v) on February 25, 2025, approved an extension of the date by which AltEnergy was required to complete an initial business combination from March 2, 2025 to April 2, 2025; and (vi) on March 26, 2025, approved an extension of the date by which AltEnergy was required to complete and initial business combination from April 2, 2025 to May 2, 2025.
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
As of December 31, 2025 there was $6,196,874 (or approximately $12.00 per share) held in the Trust Account. Cash of $18,708 was held outside of the Trust Account on December 31, 2025 and was available for working capital purposes. As of December 31, 2025, there was $101,025 held in the restricted investment account of which $100,000 is reserved to pay dissolution costs and expenses in the event the Company fails to complete in initial business combination and is dissolved. To the extent such funds in the restricted investment account are insufficient (less than $100,000), additional funds will be dispersed from the Trust up to a combined total of $100,000. Any amount in the restricted investment account in excess of $100,000 will be for the benefit of the Trust. If an initial business combination is consummated all funds then held in the restricted investment account, including amounts previously reserved to pay dissolution costs and expenses in the event the Company fails to complete an initial business combination will be for the benefit of the Trust. As described in Note 6, the $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds were intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target

or
otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management agreed that an amount equal to at least $10.20 per Unit sold in the Initial Public Offering, including proceeds of the Private Placement Warrants, would be held in a trust account, located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.
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
Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of
20
% of the Public Shares, without the prior consent of the Company.
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

4
1

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
In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.20 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $
10.20
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
Going Concern, Liquidity and Management’s Plan
As of December 31, 2025 there was $6,196,874 (or approximately $12.00 per share) held in the Trust Account. Cash of $18,708 was held outside of the Trust Account on December 31, 2025 and was available for working capital purposes. As of December 31, 2025, there was $101,025 held in the restricted investment account which together with interest earned thereon and after payment of associated taxes and account fees up to $100,000 is reserved to pay dissolution costs and expenses in the event the Company fails to complete an initial business combination and is dissolved. To the extent such funds in the restricted investment account are insufficient (less than $100,000), additional funds will be dispersed from the Trust up to a combined total of $100,000. Any amount in the restricted investment account in excess of $100,000 will be for the benefit of the Trust. If an initial business combination is consummated all funds then held in the restricted investment account, including amounts previously reserved to pay dissolution costs and expenses in the event the Company fails to complete an initial business combination will be for the benefit of the Trust. As described in Note 6, the $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) ASC Subtopic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the Company may lack the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Management has also determined that, in accordance with the Company’s amended and restated articles of incorporation, if the Company is unsuccessful in consummating an initial business combination by May 1, 2026 (unless such date is further extended by an amendment to the Company’s articles of incorporation), the Company will cease all operations, redeem the public shares, and thereafter liquidate and dissolve. These conditions raise substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.
The Company intends to use substantially all of the funds held in the Trust Account after payments on account of any redemptions, including any amounts representing interest earned on the Trust Account, excluding the deferred underwriting commissions, to complete an initial business combination. To the extent that capital stock or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the Trust Account will be used as working capital. If an initial business combination agreement requires the Company to use a portion of the cash in the Trust Account to pay the purchase price or requires the Company to have a minimum amount of cash at closing (including any cash available from the Trust Account), the Company will need to arrange for third-party financing.
The Company is required to complete an initial business combination on or prior to May 1, 2026 (unless such date is further extended by an amendment to the Company’s Certificate of Incorporation). If the Company is unable to complete an initial business combination on or prior to such date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, and subject to having lawfully available funds therefore, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable), divided by the number of then-outstanding public shares entitled to exercise redemption rights, which redemption will completely extinguish such public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

4
2

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
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it takes advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

4
3

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2025 and 2024, respectively.
Investments held in the Trust Account and the Investment Account
At December 31, 2025 and 2024, the Company’s portfolio of investments held in the Trust Account and the Investment Account were invested in mutual funds and government securities, which are reported at fair value, and are treated as trading securities. The Company’s portfolio of investments held in the Trust Account and the Investment Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities are recorded to net income each period. The estimated fair values of the investments held in the Trust Account and the Investment Account are determined using quoted market prices in active markets.
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
Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2025 and 2024, the shares of Class A common stock subject to possible redemption in the amount of $6,297,899 and $8,646,368 respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

4
4

At
December 31, 2025 and 2024 , the Class A common stock reflected in the balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption at December 31, 2021	$234,600,000
Remeasurement adjustment of Class A common stock to redemption value	1,785,597

Class A common stock subject to possible redemption at December 31, 2022	$236,385,597
Remeasurement adjustment of Class A common stock to redemption value	2,240,671

Class A common stock subject to possible redemption at March 31, 2023	$238,626,268
Remeasurement adjustment of Class A common stock to redemption value	1,003,291
Redemption of Class A common stock	(222,484,624)

Class A common stock subject to possible redemption at June 30, 2023	$17,144,935
Remeasurement adjustment of Class A common stock to redemption value	299,813

Class A common stock subject to possible redemption at September 30, 2023	$17,444,748
Remeasurement adjustment of Class A common stock to redemption value	255,398

Class A common stock subject to possible redemption at December 31, 2023	$17,700,146
Remeasurement adjustment of Class A common stock to redemption value	212,490

Class A common stock subject to possible redemption at March 31, 2024	$17,912,636
Remeasurement adjustment of Class A common stock to redemption value	102,198
Redemption of Class A common stock	(9,513,007)

Class A common stock subject to possible redemption at June 30, 2024	$8,501,827
Remeasurement adjustment of Class A common stock to redemption value	92,073

Class A common stock subject to possible redemption at September 30, 2024	$8,593,900
Remeasurement adjustment of Class A common stock to redemption value	52,468

Class A common stock subject to possible redemption at December 31, 2024	$8,646,368
Remeasurement adjustment of Class A common stock to redemption value	90,250

Class A common stock subject to possible redemption at March 31, 2025	$8,736,618
Remeasurement adjustment of Class A common stock to redemption value	51,044
Redemption of Class A common stock	(2,603,925)

Class A common stock subject to possible redemption at June 30, 2025	$6,183,737
Remeasurement adjustment of Class A common stock to redemption value	66,186

Class A common stock subject to possible redemption at September 30, 2025	$6,249,923
Remeasurement adjustment of Class A common stock to redemption value	47,976

Class A common stock subject to possible redemption at December 31, 2025	$6,297,899

4
5

Net income (loss) per share
Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings and losses per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2025 and 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings and losses of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented. The warrants are exercisable to purchase 19,500,000 shares of Class A common stock in the aggregate.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Year Ended December 31, 2025
	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(2,247,299)	$(92,312)
Denominator:
Basic and diluted weighted average shares outstanding	6,086,126	250,000
Basic and diluted net loss per share of common stock	$(0.37)	$(0.37)

	For the Year Ended December 31, 2024
	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(2,597,676)	$(100,165)
Denominator:
Basic and diluted weighted average shares outstanding	6,483,524	250,000
Basic and diluted net loss per share of common stock	$(0.40)	$(0.40)
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

4
6

One
Big Beautiful Bill Act
On July 4, 2025, President Trump signed H.R. 1, the “One Big Beautiful Bill Act” (“OBBBA”) into law. The OBBBA makes permanent many of the provisions previously enacted as part of the 2017 Tax Cut and Jobs Act that were set to expire at the end of 2025 and includes other changes to certain U.S. corporate tax provisions including (i) the restoration of immediate expensing for domestic research and development expenditures, (ii) the reinstatement of 100% bonus depreciation for qualified property and (iii) favorably modifying the section 163(j) interest limitation (similar to EBITDA). FASB Topic 740, “Income Taxes”, requires the tax effects of changes in tax laws or rates be recognized in the period in which the law is enacted. The enactment of the OBBBA did not have a material impact on the Company’s provision, effective tax rate, or deferred tax balances as of December 31, 2025. The Company continues to evaluate the OBBBA and its requirements, but we do not expect a material impact on our financial statements.
Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company is subject to the excise tax in connection with a Business Combination, extension vote or otherwise depends on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. As such, the Company has recorded a
1
% excise tax liability in the amount of $
2,346,016
and $
2,319,976
on the balance sheets as of December 31, 2025 and 2024, respectively. The liability does not impact the statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available. As of December 31, 2025 and December 31, 2024, the Company has accrued $
433,057
and $52,294, respectively for interest and penalties of unpaid taxes which is included in accounts payable and accrued expenses on the accompanying balance sheet.

On November 24, 2025, the IRS published final regulations providing transitional relief for certain types of stock issued prior to the date of enactment of the IRA (August 16, 2022) if the covered corporation no longer has discretion as to whether to repurchase such stock after that date. This departs from earlier IRS guidance regarding repurchases of corporate stock. As the Company’s Initial Public Offering was on November 2, 2021, the Company is eligible for transition relief from the excise tax. As such, the Company intends to file Form 720-X, Amended Quarterly Excise Tax Returns for the quarters in which we filed the original Form 720, Quarterly Federal Excise Tax Returns, and attach a corrected Form 7208, Excise Tax on Repurchase of Corporate Stock to each amended Form 720-X filing. Since the Company has not paid the excise tax reported on previous filed Form 720 Excise Tax Returns, the amended Form 720-X is being filed to remove the excise tax liability obligation and to request abatement of outstanding interest and penalties on the unpaid excise tax. The Company intends to remove the accrued excise tax liability, interest, and penalties in a subsequent reporting period if the IRS accepts the amended Form 720-X filings and agrees to abate all interest and penalties. The excise tax liability, penalties, and interest accrued through December 31, 2025 ($2,346,016, $237,414, and $195,644, respectively) could be removed in an earlier reporting period if the IRS publishes additional guidance clarifying certain definitions included in the final regulations which may be applicable to the Company’s situation.
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
As of December 31, 2025 and 2024, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of December 31, 2025 and 2024 per Public Warrant to estimate the volatility for the Private Placement
Warrants.

4
7

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
Recent Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”). The ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in the ASU address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The Company has adopted the standard for the year ending December 31, 2025.
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
A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds remaining in the Trust Account including proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will be worthless.
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

4
8

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
General and Administrative Services
The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor an aggregate of $15,000 per month for office space, utilities, and secretarial, and administrative support services. This agreement was amended on January 28, 2023 to provide that, rather than be payable on a monthly basis, the payments due thereunder commencing with the monthly payment payable on or about February 28, 2023, would accrue and be payable on the consummation of the Business Combination or the Company’s liquidation. During the year ended December 31, 2025 and 2024, the Company recorded $180,000 in administrative fees. As of December 31, 2025 and 2024, there was a balance of $540,000 and $360,000, respectively, due to the affiliate, which amount is included in due to related party on the accompanying balance sheets.
Related Party Loans
Convertible Working Capital Loans
In order to fund working capital deficiencies, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2025 and 2024, there were no amounts outstanding under the Working Capital Loans.
Loan payable - Sponsor
Per a Commitment Letter, dated July 19, 2022, the Sponsor undertook upon the Company’s written request to make available an aggregate amount of up to $250,000 to provide the Company funds for working capital purposes to ensure that the Company would continue as a going concern for at least 12 months. A second Commitment Letter was dated May 4, 2023 for up to an additional $750,000. A third Commitment Letter was dated December 20, 2023 for up to another $800,000. A fourth Commitment Letter was dated July 8, 2024 for up to another $750,000. A fifth Commitment Letter was dated March 4, 2025 for up to an additional $475,000. A sixth Commitment Letter was dated November 12, 2025 for up to an additional $100,000. A seventh Commitment Letter was dated December 23, 2025 for up to an additional $800,000. The Sponsor is charging interest at the mid-term applicable federal rate the at the time of funding. During the year ended December 31, 2025, the Sponsor loaned an aggregate of $1,465,000 to the Company for working capital purposes. As of December 31, 2025 and 2024 $3,800,000 (plus $210,542 of accrued interest) and $2,335,000 (plus $91,688 of accrued interest) remained outstanding, respectively.

4
9

Consulting Agreement
The Company and its Chief Financial Officer (“CFO”) entered into a consulting agreement pursuant to which the CFO was entitled to receive $15,600 per month for services rendered, commencing February 1, 2021, through the closing of our initial business combination. On April 1, 2022, the agreement with the CFO was amended so that the CFO would be paid $10,400 per month and an additional amount of $5,200 per month beginning April 1, 2022 through the consummation of the initial business combination that would become payable upon a successful consummation of a business combination. If a successful business combination does not occur, the Company would not be required to pay this additional contingent amount. The consulting agreement was further amended on January 1, 2023, to provide that commencing on January 1, 2023, 100% of the consulting fee of $15,600 per month would be accrued by the Company for the CFO’s benefit to be paid upon the closing of a business combination if such closing occurs, and if such business combination does not occur, then the accrued amount would not be due or paid. For the year ended December 31, 2025 and 2024, the Company recorded $187,200 of compensation for services provided. As of December 31, 2025 and 202
4
, there was $608,400 and $421,200 accrued, respectively.
Limited Payments
The Company has agreed to pay its Chief Financial Officer a one-time fee of $150,000, upon the consummation of the initial business combination. The amount will only become payable upon a successful business combination. If a successful business combination does not occur, the Company will not be required to pay this contingent fee. This fee has therefore not been accrued for as of December 31, 2025 and 2024. There can be no assurances that the Company will complete a business combination.
Non-redemption Agreements
The Sponsor entered into Non-redemption agreements with various stockholders of the Company (the “Non-Redeeming Stockholders”), pursuant to which these stockholders agreed not to redeem a portion of their shares of Company common stock (the “Non-Redeemed Shares”) in connection with the Special Meeting held on April 28, 2023, but such stockholders retained their right to require the Company to redeem such Non-Redeemed Shares in connection with the closing of the Business Combination. In consideration for the non-redemption agreements, immediately prior to, and substantially concurrently with, the closing of an initial business combination, (i) the Sponsor (or its designees) will surrender and forfeit to the Company, for no consideration the 250,000 Founders Shares owned by it, and (ii) the Company will issue to the Non-Redeeming Stockholders 250,000 shares of Class A Common Stock
.
The Company estimated the aggregate fair value of such 250,000 Founder Shares to be $180,000 or $0.72 per share. The fair value as of April 26 and 27, 2023 was determined using the probability of a successful Business Combination of 7%, derived from an option pricing model for the publicly traded warrants, and the average value per shares as of the valuation date of $10.30. Each Non-Redeeming Stockholder acquired from the Sponsor an indirect economic interest in such Founder Shares. The fair value of such Founder Shares was determined to be to be a cost associated with completing a Business Combination and a capital contribution from a related entity under SAB Topic 5T.
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
Consulting Agreement
See Note5 Related Party Transactions-Consulting
Agreement.

5
0

Non-Redemption Agreement
See Note 5 Related Party Transactions-Non-redemption Agreement.
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
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and 2024, there were no shares of preferred stock issued or outstanding.
Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2025 and 2024, there were shares 516,197 and 738,146 shares of the Class A common stock that were classified as temporary equity in the accompanying balance sheets. In addition, there were 5,500,000 shares of Class A Common Stock outstanding on December 31, 2025 and 2024 that were issued upon the conversion of 5,500,000 shares of Class B common stock into 5,500,000 shares of Class A common stock on April 28, 2023, which are not subject to redemption.
Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2025 and 2024, there were 250,000 shares of Class B common stock issued and outstanding, all of which are owned by the Sponsor.
Only holders of the Class B common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial business combination, we may enter into a stockholders agreement or other arrangements with the stockholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those currently in effect.
The shares of Class B common stock by their terms will automatically convert into Class A common stock at the time of a Business Combination. However, as noted in Note 5 Related Party Transactions-Non-Redemption Agreement, in consideration for the non-redemption agreements, immediately prior to, and substantially concurrently with, the closing of an initial business combination, (i) the Sponsor (or its designees) will surrender and forfeit to the Company, for no consideration the 250,000 shares of Class B common stock owned by it, and (ii) the Company will issue to the stockholder party to the non-redemption agreements 250,000 shares of Class A Common Stock.
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

5
1

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

5
2

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2025 and 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	December 31, 2025	December 31, 2024
Assets:
Investments Held for Trading	1	$101,025	$101,511
Investments held in Trust Account	1	$6,196,874	$8,544,857
Liabilities:
Warrant liability – Private Placement Warrants	3	$160,000	$33,600
Warrant liability – Public Warrants	1	$230,000	$48,300
The Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the balance sheets. The warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.
Upon consummation of the Initial Public Offering, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant) and (ii) the sale of Private Warrants, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to shares of Class A common stock subject to possible redemption (temporary equity) based on their relative fair values at the initial measurement date. The Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the issuance due to the use of unobservable inputs. As of December 31, 2025 and December 31, 2024, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of December 31, 2025 and 2024 per Public Warrant to estimate the volatility for the Private Placement Warrants. As of December 31, 2025 and 2024, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs. The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2025 and 2024:

Fair Value Measurement Using Level 3 Inputs Total
Balance, fair value at December 31, 2023	$480,000
Forfeiture of 4,000,000 Private Placement Warrants	(16,800)
Change in fair value of derivative warrant liabilities	(429,600)

Balance, fair value at December 31, 2024	$33,600

Fair Value Measurement Using Level 3 Inputs Total
Balance, fair value at December 31, 2024	$33,600
Change in fair value of derivative warrant liabilities	126,400

Balance, fair value at December 31, 2025	$160,000

As of December 31, 2025 and 2024, the fair value of the derivative feature of the Warrants was calculated using the following range of weighted average assumptions:

	December 31, 2025	December 31, 2024
Risk-free interest rate	3.73%	4.38%
Expected volatility of underlying shares	5.00%	2.00%
Dividend yield	0.00%	0.00%
Probability of business combination	1.00%	0.30%

5
3

The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Total
Fair value at December 31, 2023	$480,000	$460,000	$940,000
Forfeiture of 4,000,000 Private Placement Warrants	(16,800)	—	(16,800)
Change in fair value	(429,600)	(411,700)	(841,300)

Fair value at December 31, 2024	$33,600	$48,300	$81,900
Change in fair value	126,400	181,700	308,100

Fair value at December 31, 2025	$160,000	$230,000	$390,000

As of December 31, 2025 and 2024, the derivative liability was $390,000 and $81,900, respectively. In addition, for the year ended December 31, 2025 and 2024, the Company recorded a loss of $308,100 and gain of $858,100 on the change in fair value of the derivative warrants on the statements of operations, respectively.
NOTE 10. INCOME TAXES
The Company accounts for income taxes under the asset and liability method; under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.
The Company utilizes a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
For financial reporting purposes, Loss before provision for income taxes, includes the following components:

	December 31, 2025	December 31, 2024
Domestic	$(2,333,243)	$(2,606,565)
Foreign	—	—

Loss before income taxes	$(2,333,243)	$(2,606,565)

Income taxes paid, net of refunds received for the years ended December 31, 2025 and 2024, includes the following components:

	December 31, 2025	December 31, 2024
US Federal	$10,000	$85,000
New York	58	55
Foreign	—	—

Total Income Taxes Paid	$10,058	$85,055

Income tax expense from continuing operations consists of the following for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Current Tax Expense
US Federal	$6,310	$91,218
New York	58	58

Total Current Tax Expense	$6,368	$91,276

Deferred Tax Expense
US Federal	$—	$—
New York	—	—

Total Deferred Tax Expense	$—	$—

Total Deferred Tax Expense
US Federal	$6,310	$91,218
New York	58	58

Total Deferred Tax Expense	$6,368	$91,276

The Company’s net deferred tax assets are as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating losses	$8,872	$—
Startup/organizational costs	1,978,171	1,220,968

Total deferred tax assets	1,987,043	1,220,968

Valuation Allowance	(1,987,043)	(1,220,968)

Deferred tax asset, net	$—	$—

In assessing the realization of the deferred tax assets, management considers whether it is more likely t han
not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2025 and 2024, the change in the valuation allowance was $766,075 and $460,044, respectively.
As required under ASU 2023-09, the Company has included only the portion of the valuation allowance related to federal deferred tax assets in the “change in valuation allowance” line of the rate reconciliation. The following table presents a reconciliation of the total change in the valuation allowance:

	December 31, 2025	December 31, 2024
Beginning balance	$(1,220,968)	$(760,924)
Change charged to income tax expense	(766,075)	(460,044)

Ending Balance	$(1,987,043)	$(1,220,968)

5
4

Income tax provision (benefit) related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 21% to pretax loss as follows:

	Year Ended December 31,
	2025	%	2024	%
At Statutory Rate	$(489,993)	21.00%	$(547,379)	21.00%
State Income Taxes, net of Federal Effect	46	0.00%	46	0.00%
Change in Valuation Allowance	766,075	(32.83)%	460,044	(17.65)%
Nontaxable or Nondeductible Items
Transaction Costs	(385,956)	16.54%	350,543	(13.45)%
Fines and Penalties	51,495	(2.21)%	4,672	(0.18)%
Change in fair value of warrants	64,701	(2.77)%	(180,201)	6.91%
Other Non-Deductible Expenses	—	0.00%	3,655	(0.14)%
Other	—	—	(104)	0.00%

Total	$6,368	$(0.27)%	$91,276	(3.50)%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to certain permanent differences including changes in the fair value of warrants, nondeductible expenses, and the change in the valuation allowances on deferred tax assets.
The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The federal tax years open to examination are 2022 to 2025. The Company’s state and local tax years that are open to tax examination are generally 2022 to 2025. The Company considers New York to be a significant state tax jurisdiction. As of December 31, 2025 and 2024, the Company had no U.S. federal net operating loss carryovers available to offset future taxable income.
The Company applied the applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that it has taken or expects to take on a tax return. As of December 31, 2025, and 2024, we had no material uncertain tax positions. The Company does not expect that its unrecognized tax benefits will significantly increase or decrease within twelve months.
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
The Company is a blank check company formed for the purpose of effecting a Business Combination. As of December 31, 2025, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the changes in the fair value of warrant liability.
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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

5
5

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial and accounting officer (our “Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that certain disclosure controls and procedures were not effective as of December 31, 2022 due to material weaknesses that existed related our accounting for complex financial instruments and our accounting and reporting for the completeness and accuracy of warrant liabilities and the corresponding change in the fair value of the warrant liability, that led to the restatement of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Management additionally identified, as it relates to the material weakness discussed above relating to the accounting for complex financial instruments, a failure to properly record the capital contributions and related costs associated with non-redemption agreements entered into with certain stockholders of the Company in connection with the special meeting of stockholders of the Company held on April 28, 2023 that led to the restatement of the Company’s Quarterly Report on Form 10-Q for the quarterly periods ended June 30, 2023 and September 30, 2023. In addition, management identified a material weakness in relation to the accounting of contractual liabilities which led to errors in our financial statements in the accounting of consulting fees pursuant to a consulting agreement with our chief financial officer that led to the restatement of the Company’s Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2023, June 30, 2023, and September 30, 2023. In addition to the remediation steps discussed below, the Company has added additional steps to its internal financial review process in order to provide reasonable assurance that a reoccurrence of a material misstatement of any item in our financial statements will not occur. Our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the previously identified material weaknesses have not been remediated and that no additional material weaknesses were identified.
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

5
6

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
Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

5
7
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
Our officers and directors are as follows:

Name	Age	Position
Russell Stidolph	50	Chief Executive Officer and Chairman
Jonathan Darnell	65	Chief Financial Officer
William Campbell	78	Director
Kimberly Heimert	56	Director
Michael Salvator	54	Director
Daniel Shribman	41	Director
Russell Stidolph
has served as our Chief Executive Officer and Chairman since our inception. Mr. Stidolph served as a director of Eos Energy Storage LLC (“EES LLC”) and its chairman of the board from 2014 and 2018, respectively, until the closing of its business combination with BMRG. Mr. Stidolph continued as a director and chairman of the board of the surviving entity, Eos Energy Enterprises, Inc. (“EOSE”) from 2020 through 2025. Mr. Stidolph is the founder of AltEnergy, LLC a private equity firm focused on alternative energy investing, where he has served as Managing Director since 2006. Prior to forming AltEnergy, Mr. Stidolph was a Principal at J.H. Whitney & Co., LLC, a middle-market private equity firm based in New Canaan, Connecticut. While at J.H. Whitney Mr. Stidolph was responsible for starting and developing the firm’s alternative energy investing practice where he was responsible for Hawkeye Renewables, LLC and Iowa Winds, LLC. Mr. Stidolph was both the Chief Financial Officer and Vice Chairman of Hawkeye Renewables, LLC before it was sold in 2006 to Thomas H. Lee Partners, LP. Prior to joining J.H. Whitney, Mr. Stidolph was a member of the corporate finance group at PaineWebber, Inc., that was responsible for high yield and leverage finance origination. Mr. Stidolph also acted as Senior Vice President and the Chief Financial Officer of Tres Amigas, LLC and he still sits on the Company’s board of directors, and was Chairman of the board of directors of Viridity Energy, Inc before it was sold to Ormat Technologies in 2017. Mr. Stidolph received a Bachelor of Arts degree from Dartmouth College.
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
William Campbell
has served as a director since our inception. Mr. Campbell provides a global law-firm legal perspective on energy and more than thirty years of experience with the development and operation of large-scale, global energy and infrastructure projects. Since January 1, 2025, Mr. Campbell has served as Senior Counsel for Strategic Affairs of I Squared Capital Advisors (US) LLC. From 2014 until assuming his present position, Mr. Campbell was General Counsel and Managing Director of I Squared Capital Advisors (US) LLC. Mr. Campbell also previously held the position of Chief Compliance Officer at I Squared Capital Advisors (US) LLC. Before joining I Squared Capital Advisors (US) LLC, Mr. Campbell served as co-chair of the Global Energy and Infrastructure Practice Group at the international law firm of Gibson Dunn & Crutcher LLP.
Kimberly Heimert
has served as a director since April 2022. She is the Chief Legal and Risk Officer of Novonix (ASX: MVX; Nasdaq: NVX). Previously, she was Founder and CEO of Energy Transition Advisory Group LLC, a specialized strategic advisory firm that works with companies and governments on domestic and international energy transition matters and financing opportunities. Ms. Heimert was the General Counsel of Africa50, a private equity investment fund that invests in African infrastructure, and the Overseas Private Investment Corporation (OPIC, now DFC), the U.S. Government’s development finance institution, and Deputy Chief Counsel of the U.S. Department of Energy’s Loan Program Office. In addition, Ms. Heimert worked for the law firms of Shearman & Sterling, Chadbourne & Parke and White & Case.

Michael Salvator
has served as a director since our inception. Mr. Salvator is a Senior Partner and Chief Operating Officer of SCI Capital Partners and is responsible for overseeing the Firm’s operations and execution on its strategic transactions. Prior to SCI Capital Partners, Mr. Salvator served as the Chief Operating Officer of Stone Canyon Industries Holdings LLC from 2019 to 2024. Prior to that, Mr. Salvator was the Chief Operating Officer of Stone Canyon Industries LLC from 2017 to 2019. Prior to Stone Canyon Industries LLC, Mr. Salvator held several senior positions, including Senior Managing Director and Chief Financial Officer at J.H. Whitney Capital Partners, where he was responsible for the oversight of the firm’s accounting, compliance, finance and investor relation functions. Additionally, Mr. Salvator was a member of the firm’s Investment Committee and served on the Board of Directors of several companies within the business services, consumer products, and specialty manufacturing industries. Mr. Salvator serves on the Board of Directors of SCIH Salt Parent Inc. (Morton Salt), Stone Canyon Industries, LLC, AltEnergy Acquisition Corp., and the USA Junior Golf Federation. He is a graduate of the University of Rhode Island, B.S.
Daniel Shribman
has served as a director since our inception. Mr. Shribman currently serves as the Chief Executive Officer of the Great American Group, a financial advisory firm focused on asset appraisal, disposition, and lending. He is also the Chief Executive Officer of Clamantis Holdings, LLC, an investment and advisory firm focused on small public companies and pre-IPO private companies. From 2019 to 2024, Mr. Shribman served as Chief Investment Officer of B. Riley Financial, Inc., a public holding company. From 2010 to 2018, Mr. Shribman was a Portfolio Manager at Anchorage Capital Group, a special situation asset manager. During Mr. Shribman’s tenure at Anchorage, he led investments in dozens of public and private opportunities across the general industrials, transportation, automotive, aerospace, gaming, hospitality, and real estate industries. Prior to Anchorage, Mr. Shribman worked at Tinicum Capital Partners, a private equity firm, and at Lazard Freres in the restructuring advisory group. Mr. Shribman also serves on the board of Alta Equipment Group (NYSE: ALTG) since February 2020. Previously, Mr. Shribman had served as a member of the board of directors of The Arena Group Holdings, Inc. (NYSE: AREN) from June 2021 until November 2023, Faze Holdings (Nasdaq: FAZE) from July 2022 until August 2023, NextPoint Financial Inc. (OTCMKTS: NACQF) from August 2021 until April 2023 and Eos Energy (Nasdaq: EOSE) from November 2020 until September 2022. Mr. Shribman holds an A.B. in Economics and History from Dartmouth.
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

•
Notwithstanding the foregoing, until the earlier of the consummation of our initial business combination or our liquidation other than the items discussed in Item 11 of this Form 10-K- Executive Compensation, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our sponsor, officers or directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination. As no such compensation arrangements were contemplated in 2025, no meeting of the Compensation Committee occurred in 2025.

•
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
Section 16(a) Beneficial Ownership Reporting Compliance; Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2025 there were no delinquent filers.
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

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Russell Stidolph	AltEnergy, LLC	Private Equity	Managing Director
	Tres Amigas, LLC	Utilities	Director

Jonathan Darnell	AltEnergy, LLC	Private Equity	Managing Director
	Green Century Funds	Mutual Funds	Trustee
	Lime Rock New Energy Management LP	Private Equity	Managing Director
	Accelerate Change, Inc.	Digital Media Lab	Director

William Campbell	I Squared Capital Advisors (US) LLC	Investment Advisor	Senior Counsel for Strategic Affairs
	Silvertip Resources Holdings, LLC	Private Equity	Director

Michael Salvator	SCI Capital Partners LP	Private Equity Firm	Senior Partner & Chief Operating Officer
	Stone Canyon Industries, LLC	Industrial Holding Company	Director
	SCIH Salt Parent, Inc.	Producer & Supplier of Salt	Director
	SCIH Salt Intermediate Holdings Inc.	Producer & Supplier of Salt	Director
	SCIH Salt Holdings Inc.	Producer & Supplier of Salt	Director

Daniel Shribman	Clamantis Holdings, LLC	Financial Services	Chief Executive Officer
	Alta Equipment Group Inc.	Construction Equipment	Director
	Great American Group	Valuation & Appraisal Services	Director
Rare Earths Americas

Kimberly Heimert	Novonix Group	Critical Minerals	Chief Legal and Risk Officer
	Energy Transition Advisory Group LLC	Advisory Services	Chief Execunditive Office
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
Item 11. Executive Compensation.
Commencing on the date of final registration statement on Form S-1 (No. 333- 258594) filed with the SEC on October 28, 2021, we agreed to pay an affiliate of our sponsor an aggregate of $15,000 per month for office space, utilities and secretarial and administrative support. The agreement with the affiliate of our sponsor was amended on January 28, 2023 to provide that, rather than be payable on a monthly basis, the payments due thereunder commencing with the monthly payment payable on or about February 28, 2023 would accrue and be payable on the consummation of a business combination or the Company’s liquidation.
We agreed to make payment to our Chief Financial Officer of $15,600 per month for his services prior to the consummation of our initial business combination. On April 1, 2022, the agreement with the Chief Financial Officer was amended so that he would be paid $10,400 per month, and an additional amount of $5,200 per month beginning April 1, 2022 through the consummation of the initial business combination would become payable to the Chief Financial Officer upon a successful consummation of a business combination. This agreement with the Chief Financial Officer was further amended on January 1, 2023, to provide that commencing on January 1, 2023, 100% of the consulting fee of $15,600 per month would be accrued by the Company for the CFO’s benefit to be paid upon the closing of a business combination. If a successful business combination does not occur, we will not be required to pay any further amounts to our Chief Financial Officer. Upon completion of our initial business combination or our liquidation, we will cease paying or accruing these monthly fees. Additionally, we have agreed to make a one-time payment of $150,000 to our Chief Financial Officer, subject to the terms of an independent consulting services agreements. Except as set forth above and in this paragraph, no finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by the company to our sponsor or any of our existing officers or directors, or any of their respective affiliates, by the company prior to, or in connection with any services rendered in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of February 21, 2026, by:

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

The beneficial ownership of our common stock is based on 6,266,197 shares of common stock issued and outstanding as of February 21, 2026, consisting of 6,016,197 shares of Class A common stock and 250,000 shares of Class B common stock

Name and Address of Beneficial Owner(1) Directors, Executive Officers and Founders	Number of Shares Beneficially Owned		Approximate Percentage of Outstanding Common Stock
AltEnergy Acquisition Sponsor, LLC(3)	5,750,000	(2)	91.8%
Russell Stidolph(3)	5,750,000	(2)	91.8%
Jonathan Darnell
William Campbell
Kimberly Heimert
Michael Salvator
Daniel Shribman
All officers and directors as a group (six individuals)	5,750,000	(2)	91.8%
Five Percent Holders

American Financial Group	500,000	(4)	8.0%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 600 Lexington Ave, 9th Floor, New York, NY 10022.
(2)	Interests shown include 250,000 founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On March 25, 2021, our sponsor purchased 5,750,000 founder shares for an aggregate price of $25,000. Of such shares, 5,500,000 shares were converted into Class A Common Stock in April, 2023. The remaining founder shares will automatically convert into Class A common stock upon the consummation of a business combination on a one-for-one basis, subject to adjustments. In consideration for certain stockholders entering into the non-redemption agreements as disclosed in this Form 10-K, immediately prior to, and substantially concurrently with, the closing of an initial business combination, (i) the Sponsor (or its designees) will surrender and forfeit to the Company, for no consideration the 250,000 shares of Class B common stock owned by it, and (ii) the Company will issue to the stockholder party to the non-redemption agreements 250,000 shares of Class A Common Stock

The holders of the founder shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of the founder shares until the earlier to occur of: (A) one year after the completion of an initial business combination and (B) subsequent to an initial business combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial business combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

Per a Commitment Letter, dated July 19, 2022, the Sponsor undertook upon the Company’s written request to make available an aggregate amount of up to $250,000 to provide the Company funds for working capital purposes to ensure that the Company would continue as a going concern for at least 12 months. A second Commitment Letter was dated May 4, 2023 for up to an additional $750,000. A third Commitment Letter was dated December 20, 2023 for up to another $800,000. A fourth Commitment Letter was dated July 8, 2024 for up to another $750,000. A fifth Commitment Letter was dated March 04, 2025 for up to an additional $475,000. A sixth Commitment Letter was dated November 12, 2025 for up to an additional $100,000. A seventh Commitment Letter was dated December 23, 2025 for up to an additional $800,000. During the year ended December 31, 2025, the Sponsor loaned an aggregate of $1,465,000 to the Company for working capital purposes. As of December 31, 2025 and 2024 $3,800,000 (plus $210,542 of accrued interest) and $2,335,000 (plus $91,688 of accrued interest) remained outstanding, respectively.

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor an aggregate of $15,000 per month for office space, utilities, and secretarial, and administrative support services. This agreement was amended on January 28, 2023 to provide that, rather than be payable on a monthly basis, the payments due thereunder commencing with the monthly payment payable on or about February 28, 2023, would accrue and be payable on the consummation of the Business Combination or the Company’s liquidation. During the year ended December 31, 2025 and 2024, the Company recorded $180,000 in administrative fees. As of December 31, 2025 and 2024, there was a balance of $540,000 and $360,000, respectively, due to the affiliate, which amount is included in due to related party on the accompanying balance sheets.

Consulting Agreement

The Company and its Chief Financial Officer (“CFO”) entered into a consulting agreement pursuant to which the CFO was entitled to receive $15,600 per month for services rendered, commencing February 1, 2021, through the closing of our initial business combination. On April 1, 2022, the agreement with the CFO was amended so that the CFO would be paid $10,400 per month and an additional amount of $5,200 per month beginning April 1, 2022 through the consummation of the initial business combination that would become payable upon a successful consummation of a business combination. If a successful business combination does not occur, the Company would not be required to pay this additional contingent amount. The consulting agreement was further amended on January 1, 2023, to provide that commencing on January 1, 2023, 100% of the consulting fee of $15,600 per month would be accrued by the Company for the CFO’s benefit to be paid upon the closing of a business combination if such closing occurs, and if such business combination does not occur, then the accrued amount would not be due or paid. For the year ended December 31, 2025 and 2024, the Company recorded $187,200 of compensation for services provided. As of December 31, 2025 and 2024, there was $608,400 and $421,200 accrued, respectively.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to CBIZ CPAs P.C. (“CBIZ”) and Marcum LLP (“Marcum”) for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered accounting firm in connection with regulatory filings. The aggregate fees billed by CBIZ for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-K for the respective periods and other required filings with the SEC for the year ended December 31, 2025 totaled $163,255. The aggregate fees charged by Marcum for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2024 totaled $277,585. These amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay CBIZ or Marcum any fees for consultations concerning financial accounting and reporting standards during the years ended December 31, 2025 or 2024.

Tax Fees. We did not pay CBIZ or Marcum for tax planning and tax advice during the years ending December 31, 2025 or 2024.

All Other Fees. We did not pay CBIZ or Marcum for other services during the years ending December 31, 2025 or 2024.

Pre-Approval Policy

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

(c)	Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description

2.2	Amended and Restated Agreement and Plan of Merger, dated as of February 14, 2025, by and among the Company, Car Tech Merger Sub, LLC, Car Tech Merger Sub II, LLC and Car Tech, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2025)

3.1	Amended and Restated Certificate of Incorporation together with the First Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40984), filed with the Securities and Exchange Commission on May 23, 2023).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-258594), filed with the Securities and Exchange Commission on October 7, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-258594), filed with the Securities and Exchange Commission on October 7, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-258594), filed with the Securities and Exchange Commission on October 7, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-258594), filed with the Securities and Exchange Commission on October 7, 2021).

4.4	Warrant Agreement, dated October 28, 2021, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40984, filed with the Securities and Exchange Commission on November 8, 2021).

10.1	Letter Agreement, dated October 28, 2021, among the Company, AltEnergy Acquisition Sponsor, LLC and B. Riley Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40984, filed with the Securities and Exchange Commission on November 8, 2021).

10.2	Registration Rights Agreement, dated October 28, 2021, among the Company, AltEnergy Acquisition Sponsor and B. Riley Principal Investments, LLC. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40984, filed with the Securities and Exchange Commission on November 8, 2021).

10.3	Administrative Services Agreement, dated October 28, 2021, between the Company and AltEnergy, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-40984, filed with the Securities and Exchange Commission on November 8, 2021).

10.4	Private Placement Warrant Subscription Agreement, dated October 28, 2021, among the Company, AltEnergy Acquisition Sponsor and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40984, filed with the Securities and Exchange Commission on November 8, 2021).

10.5	Private Placement Warrant Subscription Agreement, dated October 28, 2021, among the Company, B. Riley Principal Investments, LLC and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40984, filed with the Securities and Exchange Commission on November 8, 2021).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-258594) , filed with the Securities and Exchange Commission on October 7, 2021).

10.7	Consulting Agreement, dated April 12, 2021, by and between the Registrant and Jonathan R. Darnell (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-258594), filed with the Securities and Exchange Commission on October 7, 2021).

10.8	Amendment to Administrative Services Agreement, dated January 28, 2023, between the Company and AltEnergy, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10K filed with the Securities and Exchange Commission on April 11, 2023).

Exhibit Number	Description

10.9	Amendment to Consulting Agreement, dated April 1, 2022, by and between the Registrant and Jonathan R. Darnell (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10K filed with the Securities and Exchange Commission on April 11, 2023).

10.10	Amendment to Consulting Agreement, dated January 1, 2023, by and between the Registrant and Jonathan R. Darnell (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10K filed with the Securities and Exchange Commission on April 11, 2023).

10.11	Form of Non-Redemption Agreement (incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2023).

10.12	Investment Management Trust Agreement, dated October 28, 2021, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8K filed with the Securities and Exchange Commission on October 28, 2021).

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10K filed with the Securities and Exchange Commission on March 15, 2022).

19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10K filed with the Securities and Exchange Commission on March 28, 2025).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.CAL	Inline XBRL Taxonomy Extension Schema Document

101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18 day of March, 2026.

AltEnergy Acquisition Corp.

By:	/s/ Russell Stidolph
Name:	Russell Stidolph
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Russell Stidolph Russell Stidolph	Chief Executive Officer (Principal executive officer) and Director	March 18, 2026

/s/ Jonathan Darnell Jonathan Darnell	Chief Financial Officer (Principal financial and accounting officer)	March 18, 2026

/s/ William Campbell William Campbell	Director	March 18, 2026

/s/ Kimberly Heimert Kimberly Heimert	Director	March 18, 2026

/s/ Michael Salvator Michael Salvator	Director	March 18, 2026

/s/ Daniel Shribman Daniel Shribman	Director	March 18, 2026

70