Form 10-Q
period 2026-09-30
AltEnergy Acquisition Corp
filed 2026-11-13
CIK 1852016

QUARTERLY REPORT
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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
of the Exchange Act).
☒
Yes ☐ No
As of November 12, 2026, 6,013,478 shares of Class A common stock, par value $0.0001 per share, and 250,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
AltEnergy Acquisition Corp.
CONDENSED BALANCE SHEETS

	September 30, 2026 (unaudited)	December 31, 2025 (audited)
ASSETS
Current Assets:
Cash	$61,788	$18,708
Prepaid expenses - Short-Term	61,496	57,130
Income tax receivable	—	20,986
Other investments held for trading (Restricted)	102,873	101,025

Total Current Assets	226,157	197,849
Investments held in the Trust Account	6,293,323	6,196,874

Total Assets	$6,519,480	$6,394,723

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$388,260	$615,096
Accrued Tax Payable - Income Tax	3,322	—
Accrued Tax Payable - Excise Tax(see Note 2: Inflation Reduction Act)	—	2,346,016
Other accrued expenses - deferred	2,610,557	2,274,486
Due to related party	1,433,778	1,358,942
Loan payable - Sponsor	4,375,000	3,800,000

Total Current Liabilities	8,810,917	10,394,540
Derivative warrant liabilities	1,170,000	390,000
Deferred underwriting commission	8,050,000	8,050,000

Total Liabilities	18,030,917	18,834,540
COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; 513,478 and 516,197 shares at September 30, 2026 and December 31, 2025, respectively – approximately $12.45 and $12.20 per share, respectively	6,392,874	6,297,899
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 100,000,000 shares authorized, 5,500,000 issued and outstanding (excluding 513,478 and 516,197 shares subject to possible redemption) at September 30, 2026 and December 31, 2025, respectively	550	550
Class B common stock, $0.0001 par value, 10,000,000 shares authorized, 250,000 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	25	25
Additional paid-in capital	—	—
Accumulated deficit	(17,904,886)	(18,738,291)

Total Stockholders’ Deficit	(17,904,311)	(18,737,716)

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$6,519,480	$6,394,723

The accompanying notes are an integral part of these unaudited condensed financial statements.

AltEnergy Acquisition Corp.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
EXPENSES
Administrative Fee – related party	$45,000	$45,000	$135,000	$135,000
Consulting fees – related party (see Note 5)	—	46,800	(187,200)	140,400
Business combination expenses	—	4,972	65,666	512,171
General and administrative	221,015	184,540	1,037,040	747,144

TOTAL EXPENSES	266,015	281,312	1,050,506	1,534,715

OTHER INCOME (EXPENSE)
Income earned on investments held in Trust Account	57,038	63,653	166,487	224,617
Income earned on cash and investment accounts	919	1,017	2,657	3,068
Change in fair value of warrant liabilities	1,170,000	(19,500)	(780,000)	(503,100)
Interest expense and penalties on excise tax (see Note 2)	685,142	(107,700)	433,058	(256,165)
Interest expense	(44,752)	(30,490)	(127,036)	(85,996)

TOTAL OTHER INCOME (EXPENSE), NET	1,868,347	(93,020)	(304,834)	(617,576)

Net income (loss) before income tax provision	1,602,332	(374,332)	(1,355,340)	(2,152,291)

Income tax provision	(28,617)	(6,310)	(29,325)	(6,368)

Net income (loss)	$1,573,715	$(380,642)	$(1,384,665)	$(2,158,659)

Weighted average number of shares of Class A common stock outstanding, basic and diluted	6,013,478	6,016,197	6,014,643	6,109,692

Basic and diluted net income (loss) per share of Class A common stock	$0.25	$(0.06)	$(0.22)	$(0.34)

Weighted average number of shares of Class B common stock outstanding, basic and diluted	250,000	250,000	250,000	250,000

Basic and diluted income (loss) per share of Class B common stock	$0.25	$(0.06)	$(0.22)	$(0.34)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AltEnergy Acquisition Corp.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, January 1, 2026	5,500,000	$550	250,000	$25	$—	$(18,738,291)	$(18,737,716)
Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	—	(55,342)	(55,342)
Net loss	—	—	—	—	—	(1,273,724)	(1,273,724)

Balance, March 31, 2026	5,500,000	$550	250,000	$25	$—	$(20,067,357)	$(20,066,782)
Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	—	(27,356)	(27,356)
Net loss	—	—	—	—	—	(1,684,656)	(1,684,656)

Balance, June 30, 2026	5,500,000	$550	250,000	$25	$—	(21,779,369)	(21,778,794)
Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	—	(45,248)	(45,248)
Abatement of Excise Tax Payable	—	—	—	—	—	2,346,016	2,346,016
Net income	—	—	—	—	—	1,573,715	1,573,715

Balance, September 30, 2026	5,500,000	$550	250,000	$25	$—	(17,904,886)	(17,904,311)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, January 1, 2025	5,500,000	$550	250,000	$25	$—	$(16,117,185)	$(16,116,610)
Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	—	(90,250)	(90,250)
Net loss	—	—	—	—	—	(1,143,492)	(1,143,492)

Balance, March 31, 2025	5,500,000	$550	250,000	$25	$—	$(17,350,927)	$(17,350,352)
Remeasurement of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	—	(51,044)	(51,044)
Excise tax imposed on common stock redemptions	—	—	—	—	—	(26,039)	(26,039)
Net loss	—	—	—	—	—	(634,525)	(634,525)

Balance, June 30, 2025	5,500,000	$550	250,000	$25	$—	$(18,062,535)	$(18,061,960)
Remeasurement of Class A common stock subject to possible redemption to redemption amount						(66,186)	(66,186)
Net Loss						(380,642)	(380,642)

Balance, September 30, 2025	5,500,000	$550	250,000	$25	$—	(18,509,363)	(18,508,788)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AltEnergy Acquisition Corp.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Cash Flows From Operating Activities:
Net loss	$(1,384,665)	$(2,158,659)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(166,487)	(224,617)
Gain on change in fair value of derivative liabilities	780,000	503,100
Interest income earned on investment account	(1,848)	(3,054)
Abatement of penalties and interest on excise tax	(433,058)	—
Changes in operating assets and liabilities:
Prepaid expenses	(4,366)	32,783
Income tax receivable	20,986	(3,689)
Other deferred expenses	336,071	333,225
Consulting fees payable – related party	(187,200)	140,400
Income tax payable	3,322	—
Accounts payable and accrued expenses	206,222	563,772

Net Cash Used In Operating Activities	(831,023)	(816,739)

Cash Flows From Investing Activities:
Cash withdrawn from Trust for Taxes	37,067	19,388
Cash withdrawn from Trust to Pay Redeeming Stockholders	32,971	2,603,925
Cash withdrawn from Investment Account into Trust for Redemptions	—	3,431
Cas withdrawn from Trust into Restricted Investment Account	—	(3,431)
Cash withdrawn from Investment Account for Account Fees	—	803

Net Cash Provided by Investing Activities	70,038	2,624,116

Cash Flows From Financing Activities:
Redemption of Class A common stock	(32,971)	(2,603,925)
Proceeds from loan payable - Sponsor	575,000	559,000
Proceeds from related party advances	262,036	220,997

Net Cash Provided by (Used In) Financing Activities	804,065	(1,823,928)

Net change in cash	43,080	(16,551)
Cash at beginning of period	18,708	18,458

Cash at end of period	$61,788	$1,907

Supplemental Schedule of Cash Flow Information:
Cash paid for income taxes	$37,067	$10,057
Supplemental Schedule of Non-cash Financing Activities:
Remeasurement of Class A common stock subject to possible redemption to redemption amount	$127,946	$207,480
Excise tax liability accrued for common stock redemptions	$—	$26,039
Abatement of Excise tax liability	$2,346,016	$—
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
As of September 30, 2026, the Company had not commenced any operations. All activity for the period from February 9, 2021 (inception) through September 30, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for an initial Business Combination. The Company will not generate any operating revenues until after completion of the Business Combination at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.
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
On April 28, 2023, following the approval by the stockholders of the Company at a special meeting of stockholders the Company filed an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to extend the date from May 2, 2023 (18 months from the closing of the Initial Public Offering), to May 2, 2024 (30 months for the closing of the Initial Public Offering) (the “Extension,”) by which the Company was required (1) consummate a Business Combination or (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and redeem all of the Class A Shares included as part of the units sold in the Company’s Initial Public Offering. Stockholders holding 21,422,522 Class A Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account in connection with the Extension. As a result, $222,484,624 (approximately $10.38 per share) was removed from the Trust Account on or about May 15, 2023 to pay such holders, and an additional $855,762 (including $100,000 reserved to pay dissolution costs and expenses discussed below) was removed from the Trust Account on or about May 9, 2023 and deposited into a restricted investment account.
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
At the April 2024 Special Meeting, the Company’s stockholders also approved a proposal to amend the amended and restated certificate of incorporation to eliminate the limitation that the Company shall not redeem Class A Common Stock included as part of the units sold in the IPO (including any shares issued in exchange thereof, the “public shares”) to the extent that such redemption would cause the net tangible assets to be less than $
5,000,001
(the “Redemption Limitation”) to allow the Company to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation.
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
As of September 30, 2026 there was $6,293,323 (or approximately $12.26 per share) held in the Trust Account. Cash of $61,788 was held outside of the Trust Account on September 30, 2026 and was available for working capital purposes. As of September 30, 2026, there was $102,873 held in the restricted investment account which together with interest earned thereon and after payment of associated taxes and account fees up to $100,000 is reserved to pay dissolution costs and expenses in the event the Company fails to complete an initial business combination and is dissolved. To the extent such funds in the restricted investment account are insufficient (less than $100,000), additional funds will be dispersed from the Trust up to a combined total of $100,000 to pay dissolution costs and expenses in the event the Company is dissolved. Any amount in the restricted investment account in excess of $100,000 will be for the benefit of the Trust. If an initial business combination is consummated all funds then held in the restricted investment account, including amounts previously reserved to pay dissolution costs and expenses in the event the Company fails to complete an initial business combination will be for the benefit of the Trust. As described in Note 6, the deferred underwriting fees are contingent upon the consummation of the Business Combination.
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

Going Concern, Liquidity and Management’s Plan
As of September 30, 2026 there was $6,293,323 (or approximately $12.26 per share) held in the Trust Account. Cash of $61,788 was held outside of the Trust Account on September 30, 2026 and was available for working capital purposes. As of September 30, 2026, there was $102,873 held in the restricted investment account which together with interest earned thereon and after payment of associated taxes and account fees up to $100,000 is reserved to pay dissolution costs and expenses in the event the Company fails to complete an initial business combination and is dissolved. To the extent such funds in the restricted investment account are insufficient (less than $100,000), additional funds will be dispersed from the Trust up to a combined total of $100,000. Any amount in the restricted investment account in excess of $100,000 will be for the benefit of the Trust. If an initial business combination is consummated all funds then held in the restricted investment account, including amounts previously reserved to pay dissolution costs and expenses in the event the Company fails to complete an initial business combination will be for the benefit of the Trust. As described in Note 6, the $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) ASC Subtopic
205-40,
“Presentation of Financial Statements—Going Concern,” management has determined that the Company may lack the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Management has also determined that, in accordance with the Company’s Amended and Restated Certificate of Incorporation, if the Company is unsuccessful in consummating an initial business combination by May 3, 2027 (unless such date is further extended by an amendment to the Company’s Certificate of Incorporation), the Company will cease all operations, redeem the public shares, and thereafter liquidate and dissolve. These conditions raise substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying unaudited condensed financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.
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

In accordance with Nasdaq Listing Rule
5810
(c)(3)(D), the Company had 180 calendar days, or until November 3, 2024, to regain compliance. The MVPHS Letter noted that to regain compliance, the Company’s MVPHS must close at or above $
15
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
market.
Risks and Uncertainties
Management continues to evaluate the impact of global conflicts and any further escalation of hostilities related thereto, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases, and governmental actions, both domestic and foreign, and has concluded that while it is reasonably possible that such events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties
.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.
Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of December 31, 2025 filed with the SEC on Form 10-K on March 18, 2026. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2026 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.
Investments held in the Trust Account and the Investment Account
At September 30, 2026 and December 31, 2025, the Company’s portfolio of investments held in the Trust Account and the Investment Account were invested in mutual funds and government securities, which are reported at fair value, and are treated as trading securities. The Company’s portfolio of investments held in the Trust Account and the Investment Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities are recorded to net income each period. The estimated fair values of the investments held in the Trust Account and the Investment Account are determined using quoted market prices in active markets.
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
Class A common stock subject to possible redemption
The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2026 and December 31, 2025, the shares of Class A common stock subject to possible redemption in the amount of $6,392,874 and $6,297,899, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

At September 30, 2026 and December 31, 2025, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption at December 31, 2021	$234,600,000
Remeasurement adjustment of Class A common stock to redemption value	1,785,597

Class A common stock subject to possible redemption at December 31, 2022	$236,385,597
Remeasurement adjustment of Class A common stock to redemption value	2,240,671

Class A common stock subject to possible redemption at March 31, 2023	$238,626,268
Remeasurement adjustment of Class A common stock to redemption value	1,003,291
Redemption of Class A common stock	(222,484,624)

Class A common stock subject to possible redemption at June 30, 2023	$17,144,935
Remeasurement adjustment of Class A common stock to redemption value	299,813

Class A common stock subject to possible redemption at September 30, 2023	$17,444,748
Remeasurement adjustment of Class A common stock to redemption value	255,398

Class A common stock subject to possible redemption at December 31, 2023	$17,700,146
Remeasurement adjustment of Class A common stock to redemption value	212,490

Class A common stock subject to possible redemption at March 31, 2024	$17,912,636
Remeasurement adjustment of Class A common stock to redemption value	102,198
Redemption of Class A common stock	(9,513,007)

Class A common stock subject to possible redemption at June 30, 2024	$8,501,827
Remeasurement adjustment of Class A common stock to redemption value	92,073

Class A common stock subject to possible redemption at September 30, 2024	$8,593,900
Remeasurement adjustment of Class A common stock to redemption value	52,468

Class A common stock subject to possible redemption at December 31, 2024	$8,646,368
Remeasurement adjustment of Class A common stock to redemption value	90,250

Class A common stock subject to possible redemption at March 31, 2025	$8,736,618
Remeasurement adjustment of Class A common stock to redemption value	51,044
Redemption of Class A common stock	(2,603,925)

Class A common stock subject to possible redemption at June 30, 2025	$6,183,737
Remeasurement adjustment of Class A common stock to redemption value	66,186

Class A common stock subject to possible redemption at September 30, 2025	$6,249,923
Remeasurement adjustment of Class A common stock to redemption value	47,976

Class A common stock subject to possible redemption at December 31, 2025	$6,297,899
Remeasurement adjustment of Class A common stock to redemption value	55,342

Class A common stock subject to possible redemption at March 31, 2026	$6,353,241
Remeasurement adjustment of Class A common stock to redemption value	27,356
Redemption of Class A common stock	(32,971)

Class A common stock subject to possible redemption at June 30, 2026	$6,347,626
Remeasurement adjustment of Class A common stock to redemption value	45,248

Class A common stock subject to possible redemption at September 30, 2026	$6,392,874

Net income (loss) per share
Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company has two classes of ordinary shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class A and Class B ordinary shares. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from net (loss) income per share as the redemption value approximates fair value. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2026 and 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings and losses of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented. The warrants are exercisable to purchase 19,500,000 shares of Class A common stock in the aggregate.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2026
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$1,510,902	$62,813
Denominator:
Basic and diluted weighted average shares outstanding	6,013,478	250,000
Basic and diluted net income per share of common stock	$0.25	$0.25

	For the Three Months Ended September 30, 2025
	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(365,456)	$(15,186)
Denominator:
Basic and diluted weighted average shares outstanding	6,016,197	250,000
Basic and diluted net loss per share of common stock	$(0.06)	$(0.06)

	For the Nine Months Ended September 30, 2026
	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(1,329,408)	$(55,257)
Denominator:
Basic and diluted weighted average shares outstanding	6,014,643	250,000
Basic and diluted net loss per share of common stock	$(0.22)	$(0.22)

	For the Nine Months Ended September 30, 2025
	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(2,073,802)	$(84,857)
Denominator:
Basic and diluted weighted average shares outstanding	6,109,692	250,000
Basic and diluted net loss per share of common stock	$(0.34)	$(0.34)
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. Our effective tax rate was 1.8% and (1.7)% for the three months ended September 30, 2026 and 2025, respectively and (2.2)% and (0.3)% for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2026, due to changes in fair value in warrant liability, non-deductible acquisition costs, non-deductible penalties, and the change in valuation allowance on the deferred tax assets.
One Big Beautiful Bill Act
On July 4, 2025, President Trump signed H.R. 1, the “One Big Beautiful Bill Act” (“OBBBA”) into law. The OBBBA makes permanent many of the provisions previously enacted as part of the 2017 Tax Cut and Jobs Act that were set to expire at the end of 2025 and includes other changes to certain U.S. corporate tax provisions including (i) the restoration of immediate expensing for domestic research and development expenditures, (ii) the reinstatement of 100% bonus depreciation for qualified property and (iii) favorably modifying the section 163(j) interest limitation (similar to EBITDA). FASB Topic 740, “Income Taxes”, requires the tax effects of changes in tax laws or rates be recognized in the period in which the law is enacted. The enactment of the OBBBA did not have a material impact on our provision, effective tax rate, or deferred tax balances as of September 30, 2026.
Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. As such, the Company has recorded a 1% excise tax liability in the amount of $2,346,016 on the condensed balance sheet as of December 31, 2025. The liability does not impact the condensed statement of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available. As of December 31, 2025, the Company has accrued

$433,058 for interest and penalties on unpaid taxes which is included in accounts payable and accrued expenses on the accompanying condensed balance sheet. During the three months ended September 30, 2026, the excise tax and the related interest and penalties in the amount of $685,142 which were previously accrued ($252,084 of which were accrued during the six months ended June 30, 2026), were abated by the Treasury.
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
Amended
Quarterly Excise Tax Returns for the quarters in which the Company filed the original Form 720, Quarterly Federal Excise Tax Returns, and attached a corrected Form 7208, Excise Tax on Repurchase of Corporate Stock to each amended Form
720-X
filing. Since the Company has not paid the excise tax reported on previous filed Form 720 Excise Tax Returns, the amended Form
720-X
was filed to remove the excise tax liability obligation and to request abatement of outstanding interest and penalties on the unpaid excise tax. As noted above, in August and September 2026, the excise tax liability, penalties, and interest accrued were abated by the Treasury.
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
As of December 31, 2025, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of September 30, 2026, the Company concluded that the fair value measurement of the Public Warrants should be classified as a Level 2 liability within the fair value hierarchy under ASC 820 due to the use of observable market inputs from OTC trading activity. The Company relied upon the implied volatility of the Public Warrants and the closing price as of September 30, 2026 and December 31, 2025 per Public Warrant to estimate the volatility for the Private Placement Warrants.
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
The Company’s underwriter entered into a purchase agreement in connection with the closing of the Initial Public Offering pursuant to which it or its affiliates purchased from the Sponsor an aggregate of
 400,000 Founder Shares at a price of $4.00 per Founder Share, or an aggregate purchase price of $1,600,000, which was paid at the time of the closing of the Initial Public Offering. The Founder Shares will be delivered by the Sponsor to the underwriter or its affiliate upon consummation of the initial Business Combination and immediately following the expiration of the transfer restrictions applicable to the Founder Shares.
On April 28, 2023, in connection with the Extension, 5,500,000 Founder Shares were converted into shares of Class A common stock.
General and Administrative Services
The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor an aggregate of $15,000 per month for office space, utilities and secretarial, and administrative support services. This agreement was amended on January 28, 2023 to provide that, rather than be payable on a monthly basis, the payments due thereunder commencing with the monthly payment payable on or about February 28, 2023, shall accrue and be payable on the consummation of the Business Combination or the Company’s liquidation. During the nine months ended September 30, 2026 and 2025, the Company recorded $135,000 in administrative fees. As of September 30, 2026 and December 31, 2025, there was a balance of $675,000 and $540,000, respectively, due to the affiliate, which amounts are included in due to related party on the accompanying condensed balance sheets.
Convertible Working Capital Loans
In order to fund working capital deficiencies, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2026 and December 31, 2025, there were no amounts outstanding under the Working Capital Loans.
Loan payable - Sponsor
Per a Commitment Letter, dated July 19, 2022, the Sponsor undertook upon the Company’s written request to make available an aggregate amount of up to $250,000 to provide the Company funds for working capital purposes to ensure that the Company would continue as a going concern for at least 12 months. A second Commitment Letter was dated May 4, 2023 for up to an additional $750,000. A third Commitment Letter was dated December 20, 2023 for up to another $800,000. A fourth Commitment Letter was dated July 8, 2024 for up to another $750,000. A fifth Commitment Letter was dated March 4, 2025 for up to an additional $475,000. A sixth Commitment Letter was dated November 12, 2025 for up to an additional $100,000. A seventh Commitment Letter was dated December 23, 2025 for up to an additional $800,000. An eighth Commitment Letter was dated March 19, 2026 for up to an additional $1,000,000. The Sponsor is charging interest at the mid-term
applicable federal rate at the time of funding. During the nine months ended September 30, 2026 and the year ended December 31, 2025, the Sponsor loaned an aggregate of $575,000 and $1,465,000, respectively, to the Company for working capital purposes. As of September 30, 2026 and December 31, 2025, $4,375,000 (plus $337,578 of accrued interest - included in Due to Related Party on the condensed Balance Sheet) and
$3,800,000 (plus $210,542 o
f accrued interest - included in Due to Related Party on the condensed Balance Sheet) remained outstanding, respectively.
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

In connection with the Former CFO’s resignation from the Company, the Company and the Former CFO entered into a Mutual Termination of Consulting Engagement and Forfeiture of Certain Accrued Contingent Compensation dated March 31, 2026, pursuant to which the Former CFO shall be entitled to receive and the Company shall be obligated to pay only those accrued monthly and contingent payments for the period commencing April 1, 2022 through December 31, 2024 totaling $421,200, as well as the one-time
success fee of $150,000. The Former CFO has agreed to forfeit all fees, $187,200, accrued during the year ended December 31, 2025. Pursuant to the above, during the nine months ended September 30, 2026, the Company wrote-off
the 2025 annual compensation expense of $187,200. For the three and nine months ended September 30, 2025, the Company recorded compensation of $46,800 and $140,400 for services provided, respectively. As of September 30, 2026 and December 31, 2025, there was $421,200 and $608,400 accrued, respectively.
No additional fees have been accrued.
Limited Payments
The Company has agreed to pay the Former CFO a
one-time
fee of $150,000, upon the consummation of the initial business combination. The amount will only become payable upon a successful business combination. If a successful business combination does not occur, the Company will not be required to pay this contingent fee. This fee has therefore not been accrued for as of September 30, 2026 and December 31, 2025. There can be no assurances that the Company will complete a business combination.
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
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.
Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were 513,478 and 516,197 shares of the Class A common stock that were classified as temporary equity in the accompanying balance sheets, respectively. In addition, there were 5,500,000 shares of Class A Common Stock outstanding on September 30, 2026 and December 31, 2025 that were issued upon the conversion of 5,500,000 shares of Class B common stock into 5,500,000 shares of Class A common stock on April 28, 2023, which are not subject to redemption.
Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were 250,000 shares of Class B common stock issued and outstanding.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	September 30, 2026	December 31, 2025
Assets:
Investments Held for Trading	1	$ 102,873	$101,025
Investments held in Trust Account	1	$6,293,323	$6,196,874
Liabilities:
Warrant liability - Private Placement Warrants	3	$ 480,000	$160,000
Warrant liability - Public Warrants	2	$ 690,000	$230,000
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
the remaining
proceeds
allocated to shares of Class A common stock subject to possible redemption (temporary equity) based on their relative fair values at the initial measurement date. The Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the issuance due to the use of unobservable inputs. As of September 30, 2026, the Public Warrants were classified as
a Level 2 fair value measurement. The fair value of the Private Placement Warrants was estimated using market data associated with the Public Warrants together with other valuation assumptions. Because the valuation of the Private Placement Warrants utilizes significant unobservable inputs, they remained classified as Level 3 fair value measurements as of September 30, 2026 and December 31, 2025.
The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2026:

Fair Value Measurement Using Level 3 Inputs Total
Balance, fair value at June 30 2026	$960,000
Change in fair value of derivative warrant liabilities	(480,000)

Balance, fair value at September 30, 2026	$480,000

Fair Value Measurement Using Level 3 Inputs Total
Balance, fair value at December 31, 2025	$160,000
Change in fair value of derivative warrant liabilities	320,000

Balance, fair value at September 30, 2026	$480,000

As of September 30, 2026 and December 31, 2025, the fair value of the derivative feature of the Warrants was calculated using the following range of weighted average assumptions:

	September 30, 2026	December 31, 2025
Risk-free interest rate	5.09%	3.73%
Expected volatility of underlying shares	10.00%	5.00%
Dividend yield	0.00%	0.00%
Probability of business combination	1.90%	1.00%
The following table provides a summary of the changes in the fair value of the Company’s financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants	Total
Fair value at December 31, 2025	$160,000	$230,000	$390,000
Change in fair value	320,000	460,000	780,000

Fair value at September 30, 2026	$480,000	$690,000	$1,170,000

As of September 30, 2026 and December 31, 2025, the derivative liability was $1,170,000 and $390,000, respectively. In addition, for the three months ended September 30, 2026 and 2025, the Company recorded a gain of $1,170,000 and a loss of $19,500 on the change in fair value of the derivative warrants on the condensed statements of operations, respectively. In addition, for the nine months ended September 30, 2026 and 2025, the Company recorded a loss of $780,000 and $503,100 on the change in fair value of the derivative warrants
on the condensed statements of operations, respectively.
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
The Company is a blank check company formed for the purpose of effecting a Business Combination. As of September 30, 2026, the Company had not commenced any operations. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash from the proceeds derived from the Initial Public Offering, and non-operating income or expense from the changes in the fair value of warrant liability.
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

For the three months ended September 30, 2026 and 2025, we had net income of $1,573,715 and a net loss of $380,642, respectively. Our net income for the three months ended September 30, 2026 consisted of interest income earned on the funds held in Trust in the amount of $57,038, interest income earned on the operating account of $919, a gain of $1,170,000 on the change in fair value of the derivative warrant liabilities associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants and other interest income of $685,142 due to the abatement of previously assessed excise tax and the related reversal of accrued interest and penalties offset by operating expenses that total $266,015, interest expense on Sponsor loans of $44,752 and income tax expense of $28,617. Our net loss for the three months ended September 30, 2025 consisted of interest income earned on the funds held in Trust in the amount of $63,653, interest income earned on the operating account of $1,017 offset by operating expenses that total $281,312, interest expense on Sponsor loans of $30,490, interest expense and penalties related to excise tax of $107,700, a loss of $19,500 on the change in fair value of the derivative warrant liabilities associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants and income tax expense of $6,310.

For the nine months ended September 30, 2026 and 2025, we had a net loss of $1,384,665 and $2,158,659, respectively. Our net loss for the nine months ended September 30, 2026 consisted of interest income earned on the funds held in Trust in the amount of $166,487, interest income earned on the operating account of $2,657, and other interest income of $433,058 due to the abatement of previously assessed excise tax and the related reversal of accrued interest and penalties offset by operating expenses that total $1,050,506, interest expense of $127,036, a loss of $780,000 on the change in fair value of the derivative warrant liabilities associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants, and income tax expense of $29,325. Our net loss for the nine months ended September 30, 2025 consisted of interest income earned on the funds held in Trust in the amount of $224,617, interest income earned on the operating account of $3,068 offset by operating expenses that total $1,534,715, interest expense of $85,996, a loss of $503,100 on the change in fair value of the derivative warrant liabilities associated with the warrants issued as part of the Units sold in the Public Offering and the Private Placement Warrants, interest expense and penalties related to excise tax of $256,165 and income tax expense of $6,368.

Going Concern Considerations, Liquidity and Capital Resources

As of September 30, 2026 there was $6,293,323 (or approximately $12.26 per share) held in the Trust Account. Cash of $61,788 was held outside of the Trust Account on September 30, 2026 and was available for working capital purposes. As of September 30, 2026, there was $102,873 held in the restricted investment account which together with interest earned thereon and after payment of associated taxes and account fees up to $100,000 is reserved to pay dissolution costs and expenses in the event the Company fails to complete an initial business combination and is dissolved. To the extent such funds in the restricted investment account are insufficient (less than $100,000), additional funds will be dispersed from the Trust up to a combined total of $100,000. Any amount in the restricted investment account in excess of $100,000 will be for the benefit of the Trust. If an initial business combination is consummated all funds then held in the restricted investment account, including amounts previously reserved to pay dissolution costs and expenses in the event the Company fails to complete an initial business combination will be for the benefit of the Trust. As described in Note 6 to the financial statements, the $8,050,000 deferred underwriting fees are contingent upon the consummation of an initial business combination.

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

As of September 30, 2026, we had cash of $164,661 held outside the Trust Account, of which $102,873 is held in a restricted account and reserved to pay taxes and dissolution costs and expenses in the event the Company fails to complete in initial business combination and is dissolved. We intend to use all of such funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The balance will be used to pay accrued taxes.

Convertible Working Capital Loan

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into private placement units at a price of $1.00 per warrant at the option of the lender. As of September 30, 2026 and December 31, 2025, there was no outstanding balance.

Loan Payable - Sponsor

Additionally, per a Commitment Letter, dated July 19, 2022, the Sponsor undertook upon the Company’s written request to make available an aggregate amount of up to $250,000 to provide the Company funds for working capital purposes to ensure that the Company would continue as a going concern for at least 12 months. A second Commitment Letter was dated May 4, 2023 for up to an additional $750,000. A third Commitment Letter was dated December 20, 2023 for up to an additional $800,000. A fourth commitment letter was dated July 08, 2024 for up to an additional $750,000. A fifth commitment letter was dated March 4, 2025 for up to an additional $475,000. A sixth Commitment Letter was dated November 12, 2025 for up to an additional $100,000. A seventh Commitment Letter was dated December 23, 2025 for up to an additional $800,000. An eighth Commitment Letter was dated March 19, 2026 for up to an additional $1,000,000. The Sponsor is charging interest at the mid-term applicable federal rate at the time of funding. During the nine months ended September 30, 2026, the Sponsor loaned an aggregate of $575,000 to the Company for working capital purposes. As of September, 2026 and December 31, 2025, $4,375,000 and $3,800,000 remained outstanding, respectively. As of September 30, 2026 and December 31, 2025, there was accrued interest of $337,578 and $210,542, respectively.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common stock subject to possible redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2026 and December 31, 2025, the shares of Class A common stock subject to possible redemption in the amount of $6,392,874 and $6,297,899, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively. The shares of Class A common stock that were issued upon conversion of shares of Class B common stock are not subject to redemption and accordingly are presented in the stockholders’ deficit section of the Company’s balance sheets.

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

As of September 30, 2026 and December 31, 2025, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 2 and Level 1 as of such dates, respectively, on the Fair Value Hierarchy. As of September 30, 2026 and December 31, 2025, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the implied volatilities of comparable companies and the closing price as of September 30, 2026 and December 31, 2025, per Public Warrant, respectively, to estimate the volatility for the Private Placement Warrants. As of September 30, 2026 and December 31, 2025, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

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

Net income (loss) per share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented. As of September 30, 2026, the warrants are exercisable to purchase 19,500,000 shares of Class A common stock in the aggregate.

Recent accounting pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”). The ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in the ASU address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The Company adopted the standard beginning with our annual period beginning January 1, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this quarterly report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial and accounting officer (our “Certifying Officers”) previously evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded certain disclosure controls and procedures were not effective as of December 31, 2022 due to that material weaknesses that existed related to our accounting for complex financial instruments and our accounting and reporting for the completeness and accuracy of warrant liabilities and the corresponding change in the fair value of the warrant liability, which led to the restatement of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Management subsequently evaluated the effectiveness of our disclosure controls and procedures and additionally identified, as it relates to the material weakness discussed above relating to the accounting for complex financial instruments, a failure to properly record the capital contributions and related costs associated with non-redemption agreements entered into with certain stockholders of the Company in connection with the special meeting of stockholders of the Company held on April 28, 2023 that led to the restatement of the Company’s Quarterly Report on Form 10-Q for the quarterly periods ended June 30, 2023 and September 30, 2023. In addition, management identified a material weakness in relation to the accounting of contractual liabilities which led to errors in our financial statements in the accounting of consulting fees pursuant to a consulting agreement with our chief financial officer that led to the restatement of the Company’s Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2023, June 30, 2023, and September 30, 2023. In addition to the remediation steps discussed below, the Company has added additional steps to its internal financial review process in order to provide reasonable assurance that a reoccurrence of a material misstatement of any item in our financial statements will not occur. Our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation our principal executive officer and principal financial officer concluded that the previously identified material weaknesses have not been remediated and that no additional material weaknesses were identified.

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

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2026, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2026.

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
Item 1B. Climate-Related Disclosure
None.
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

November 13, 2026

ALTENERGY ACQUISITION CORP.

By:	/s/ Russell Stidolph
Name:	Russell Stidolph
Title:	Chief Executive Officer
(principal executive officer)

By:	/s/ Andrea Dobi
Name:	Andrea Dobi
Title:	Chief Financial Officer (principal financial officer)